Form 10QSB
period 2001-09-30
CAL BAY INTERNATIONAL INC
filed 2001-11-14
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-32893

CAL-BAY INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0952044 (IRS Employer Identification No.)

1582 Parkway Loop, Suite G, Tustin, CA 92780

(Address of principal executive offices)

714-258-7070

(Issuer's telephone number)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 21,390,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

CAL-BAY INTERNATIONAL, INC.

INDEX
PART I. FINANCIAL INFORMATION	PAGE NO.
Item 1. Financial Statements
Consolidated Balance Sheet as of September 30, 2001	4
Comparative Unaudited Consolidated Statements of Operations for the Period of Inception to September 30, 2001, And for the Three and Nine Months Ended September 30, 2001, and 2000	5
Unaudited Consolidated Statement of Changes in Stockholders' Equity for the Period Ended September 30, 2001	6
Comparative Unaudited Consolidated Statements of Cash Flows for the Period of Inception to September 30, 2001, And for the Three and Nine Months Ended September 30, 2001, and 2000	7
Notes to the Unaudited Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	23
(a) Exhibits
(b) Reports on Form 8-K
Signatures	23

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

CONSOLIDATED BALANCE SHEET (unaudited)

September 30, 2001
ASSETS
Current Assets:
Cash (Note 1c)	$ 6,031
Loan Receivable from Stockholder (Note 4)	8,906
TOTAL CURRENT ASSETS	14,937
Office Furniture and Equipment, at cost,
net of accumulated depreciation of
$3,575 (Notes 1h & 2)	2,925
Deposit (Note 1g)	2,491
TOTAL ASSETS	$ 20,353
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses (Note 1i)	$ 37,012
Income Taxes Payable (Notes 1j & 6)	800
TOTAL CURRENT LIABILITIES	37,812
Commitments and Contingencies (Note 9)	- - -
Stockholders' Equity:
Common Stock, $.001 par value; 75,000,000 shares
authorized; 21,390,000 shares issued and
outstanding (Notes 1b, 1k, 3 & 8)	$ 21,390
Additional Paid in Capital - (Discount on Stock)	(3,613)
Retained Deficit	(35,236)
TOTAL STOCKHOLDERS' EQUITY	(17,459)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 20,353

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Period from Inception to September 30, 2001 and

For the Three Months Ended September 30, 2001 & 2000 and

For the Nine Months Ended September 30, 2001 & 2000

	Period from 2/23-9/30	Three Months Ended September 30		Nine Months Ended September 30
	2001	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$ 202,878	$ 65,930	$ 26,898	$ 219,727	$ 90,283
Cost of Sales	60,696	15,700	14,055	63,423	49,530
Gross profit	142,182	50,230	12,843	156,304	40,753
Operating expenses	177,418	84,939	11,896	191,452	35,961
Net income (loss)	$ (35,236)	$ (34,709)	$ 947	$ (35,148)	$ 4,792
Net income (loss)
Per share:
Basic & Diluted	(0.00)	(0.00)	0.00	(0.00)	0.00
Weighted average
Shares outstanding:
Basic & Diluted	21,117,763	21,390,000	17,112,000	20,340,088	17,112,000

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

Consolidated Statements of Changes In Stockholders' Equity

(unaudited)

For the Period Ended September 30, 2001

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Number of Shares	($0.001 Par) $ Amount	(Discount on Stock)
Balance at inception
(February 22, 2001)	17,112,000	$17,112	$ (7,738)	$ -0-	$9,374
Recapitalization for Reverse Acquisition on March 8, 2001	4,278,000	4,278	4,125	---	8,403
Net (Loss) September 30, 2001	---	---	---	(35,236)	(35,236)
Balance at September 30, 2001	21,390,000	$ 21,390	$ (3,613)	$ (35,236)	$ (17,459)

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period from Inception to September 30, 2001 and

For the Three Months Ended September 30, 2001 & 2000 and

For the Nine Months Ended September 30, 2001 & 2000

	Period from 2/23-9/30	Three Months Ended September 30		Nine Months Ended September 30
	2001	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows fromOperating activities:
Net income (loss)	$ (35,236)	$ (34,709)	$ 947	$ (35,148)	$ 4,792
Adjustments to reconcile net Income (loss) to net cash Provided by operating activities
Depreciation	758	325	325	975	975
Increase (decrease) To current assets & Current liabilities	36,085	9,105	-0-	34,137	(6,124)
Total adjustments	36,843	9,430	325	35,112	(5,149)
Net cash provided (used) by Operating activities	1,607	(25,279)	1,272	(36)	(357)
Cash flows from Investing activities:
Reverse acquisition of Cal Bay International, Inc. (net of cash acquired)	3,499	-0-	-0-	3,499	-0-
Net cash provided by Investing activities	3,499	-0-	-0-	3,499	-0-
Net increase (decrease) In Cash	5,106	(25,279)	1,272	3,463	(357)
Cash & equivalents, Beginning of period	925	31,310	(1,346)	2,568	283
Cash & equivalents, End of period	$ 6,031	$ 6,031	$ (74)	$ 6,031	$ (74)
Supplemental cash flow information:
Cash paid for interest	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Cash paid for taxes	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Acquisition Note: In connection with the reverse acquisition of Cal-Bay International, Inc. by Cal-Bay Controls, Inc., the Company acquired net assets with a fair value of $8,442 (including cash of $4,904) and assumed liabilities of $39. See also Note 3.

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

September 30, 2001 (unaudited)

(1) Summary of Significant Accounting Policies

(a) Nature of Business

Cal-Bay International, Inc. and subsidiary ("The Company"), was originally organized as Var-Jazz Entertainment, Inc., under the laws of the State of Nevada, on December 8, 1998. On March 8, 2001, Var-Jazz Entertainment, Inc. acquired 100% of the outstanding common shares of Cal-Bay Controls, Inc., which has been accounted for as a reverse acquisition. Subsequent to this acquisition, Var-Jazz Entertainment, Inc. changed its name to Cal-Bay International, Inc. The Company does not currently have any international operations but expects to in the future. See also Note 3.

Cal-Bay Controls, Inc. (CBC) was originally a sole proprietorship, being operated since 1990 under the name Cal-Bay Controls, in Tustin, California, by its owner Robert Thompson. CBC, which represents the only operating entity of the Company, is a manufacturer's representative and distribution firm, serving California, Nevada and Hawaii in process, environmental, safety and laboratory markets. On February 22, 2001, CBC was incorporated under the name Cal-Bay Controls, Inc. The accompanying consolidated statements of operations and cash flows reflect the comparative three and nine month periods of operations of the sole proprietorship for the periods prior to incorporation and include pro forma adjustments to the operations of the sole proprietorship for comparison purposes.

CBC supplies analytical products, services and associated equipment through license distribution agreements, and receives compensation for its selling efforts in the form of commissions, typically 10-20% of the net sales price, on all sales of products within the specified sales territory.

(b) Capitalization

Var-Jazz Entertainment, Inc. was initially capitalized in December, 1998 by the issuance of 1,500,000 shares of its common stock, at $0.004 per share, totaling $6,000. In June, 1999 the Company circulated a self written confidential offering memorandum, resulting in the issuance of an additional 2,778,000 common shares, for a total of $46,300, less offering costs of $8,415.

On March 8, 2001, Cal-Bay International, Inc. (formerly Var-Jazz Entertainment, Inc.) acquired all of the issued and outstanding common stock of CBC in exchange for 17,112,000 shares of its common stock. The shares issued in the acquisition resulted in the owners of CBC having operating control of Cal-Bay International, Inc. immediately following the acquisition. Therefore, for financial reporting purposes, CBC is deemed to have acquired Cal-Bay International, Inc. in a reverse acquisition accompanied by a recapitalization.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

September 30, 2001 (unaudited)

(1) Summary of Significant Accounting Policies (Continued)

(b) Capitalization (continued)

The surviving entity reflects the assets and liabilities of Cal-Bay International, Inc. and CBC at their historical book values and the historical operations of the Company are those of CBC. The issued common stock is that of Cal-Bay International, Inc. and the retained earnings is that of CBC. The initial consolidated statement of income includes operations of CBC from February 22, 2001 (date of inception) through September 30, 2001 and operations of Cal-Bay International, Inc. from March 8, 2001 (date of acquisition) through September 30, 2001.

Immediately subsequent to this acquisition, the Company increased its authorized common stock from 25,000,000 to 75,000,000 and initiated a forward 3 for 1 stock split, resulting in 21,390,000 total outstanding common shares. See also Note 3.

(c) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2001.

(d) Principles of Consolidation and Basis of Accounting

The accompanying consolidated financial statements include the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiary, CBC. All material inter-company transactions and accounts have been eliminated in consolidation. The Company has no continuing operating activities other than that of CBC.

(e) Revenue Recognition

The Company recognizes commission income in accordance with SAB 101 - Topic 13.A.3. The nature of each of CBC's manufacturer's representation agreements requires that the products be shipped from the manufacturer to the customer, and that either a significant period of time elapse thereafter or that the manufacturer must receive payment from the customer before payments are ultimately made to CBC for orders submitted. The determination as to exactly when the terms specified in the sales arrangements are substantially completed or fulfilled by the manufacturer and have been accepted by the customer and the ultimate collectibility of the commission can only be reasonably assured when the payments are ultimately received by the Company. Commission expense is recorded when the commission income that it is related to is recognized.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

September 30, 2001 (unaudited)

(1) Summary of Significant Accounting Policies (Continued)

(e) Revenue Recognition (continued)

Although the Company has no sales in the Systems and New Products divisions in 2001, the Company will recognize sales revenue in the Systems and New Products divisions on the date of delivery of goods to the customer in accordance with SAB 101.

(f) Loan Receivable From Stockholder & Related Parties

The balance of related party loan receivable is with the majority stockholder, is interest free and is due and payable as of December 31, 2001. See also Note 4.

(g) Deposits

This balance consists of a security deposit on the Company's leased premises.

(h) Property and Equipment and Organizational Expenditures

Office furniture and equipment is stated at cost and is depreciated using the straight line method over their estimated useful lives, currently five years. Organizational expenditures for the Company were paid as completed, totaling $1,554, as of September 30, 2001, and have been expensed as incurred in accordance with SOP 98-5. Betterment's and improvements are capitalized and depreciated over their estimated useful lives, while repairs and maintenance costs are expensed when incurred.

(i) Accounts Payable an Accrued Expenses

The balance consists primarily of unpaid operating expenditures and contractual obligations due currently.

(j) Income Taxes

The Company has applied the Financial Accounting Standards Board Statement 109, Accounting for Income Taxes (SFAS 109), to all operations since inception, for all periods disclosed in this financial examination, and all other disclosures of information for periods prior to acquisitions of the operating subsidiary, CBC.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

September 30, 2001 (unaudited)

(1) Summary of Significant Accounting Policies (Continued)

(j) Income Taxes (continued)

SFAS 109 "Accounting for Income Taxes" requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period, plus or minus the change during the period, in deferred tax assets and liabilities. The Company, exclusive of the operations of its wholly owned subsidiary CBC, has experienced operating losses during its period of existence. These losses occurred in a business activity unrelated to that of CBC and the Company does not have any current plans to re-enter that market. Therefore, future profitability of this related business activity cannot be assured, resulting in reserves for the valuation allowance of the entire amount of the determined deferred tax assets (See also Note 6).

(k) Transactions in Capital Stock

All securities issued by the Company and CBC have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the pink sheets under the symbol CBYI. The trading price at September 30, 2001 was $1.15 and has been consistently trading in limited transactions, as of and before the date of this report. See also Notes 3, 5 and 8.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

September 30, 2001 (unaudited)

(1) Summary of Significant Accounting Policies (Continued)

(l)Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion 15, "Earnings Per Share". SFAS 128 requires dual presentation of basic and, where applicable, diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share which utilizes the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted earnings per share. SFAS 128 is effective for the Company in 1999, 2000 and 2001. However, there were no common stock equivalents during the any of these periods and, therefore, there is no effect on the earnings per share presented for any of these periods, due to the Company's adoption of SFAS 128. Basic earnings per share have been computed using the weighted average number of common shares outstanding.

(2) Office Furniture and Equipment

A summary of property and equipment is as follows:

Office Furniture & Computer Equipment $ 6,500

Less: Accumulated Depreciation (3,575)

Net Furniture and Equipment $ 2,925

(3) Acquisition of Cal-Bay Controls, Inc.

As previously discussed in Note 1b, Cal-Bay International, Inc. (formerly Var-Jazz Entertainment, Inc.) acquired all of the issued and outstanding common stock of CBC in exchange for 17,112,000 shares of its common stock. The transaction has been accounted for as a reverse acquisition, in accordance with the terms of Accounting Principles Board Opinion No. 16, paragraph 70 and SAB Topic 2A. Since Cal-Bay International, Inc. was a non-operating public shell company with minimal assets, the transaction has been treated as a capital transaction in substance, with no goodwill or intangible being recorded, and no pro forma financial information being presented.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

September 30, 2001 (unaudited)

(3) Acquisition of Cal-Bay Controls, Inc. (continued)

The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI) and CBC at September 30, 2001, without the consolidating and eliminating adjustments:

	CBYI	CBC	Combined
Current assets	$ -0-	$ 14,937	$ 14,937
Property and equipment, net	-0-	2,925	2,925
Other assets	-0-	2,491	2,491
	$ -0-	$ 20,353	$ 20,353
Current liabilities	$ -0-	$ 37,812	$ 37,812
Stockholders' equity	-0-	(17,459)	(17,459)
	$ -0-	$ 20,353	$ 20,353

Included in consolidated results of operations for the period ended September 30, 2001 are the following results of the previously separate companies for the period from February 23, 2001 to September 30, 2001:
	CBYI	CBC	Consolidated
Net sales	$ -0-	$ 202,878	$ 202,878
Net income (Loss)	$ (8,403)	$ (26,833)	$ (35,236)

(4) Related Party Transactions & Significant Customers/Suppliers

As of the period ended September 30, 2001, the Company has advanced the majority stockholder and officer a total of $8,906, which is included in the accompanying financial statements as loan receivable from stockholder (see Note 1f). Additionally, a majority of CBC's commission income is derived from two unrelated manufacturing companies that it represents (see also Note 7).

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

September 30, 2001 (unaudited)

(5) Certain Beneficial Owners and Management

The following is a list of the officers and directors of the Company, along with all other shareholders owning directly or indirectly at least 5% of the Company's shares as of September 30, 2001. There have been no salaries greater than $100,000 paid to any one employee during the Company's existence.

Shareholder/Position/Title	Shares Held	Ownership
Robert Thompson - President &CEO	12,026,953	56.2%
Charles Prebay - Vice President & CFO	2,000,000	9.4
Chris Walker	1,059,000	5.0
Cede & Co. - Investor	1,188,000	5.5
All Other Investors	5,116,047	23.9
Total shares issued & outstanding	21,390,000	100.0%

(6) Income Taxes

As of September 30, 2001, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $800.

At September 30, 2001 deferred taxes consisted of a net tax assets (benefits) of approximately $8,777, due to operating loss carryforwards of the Company totaling $43,885, which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

(7) Off Balance Sheet Risk

The Company could be affected by the inability to establish a market for their shares of stock. Additionally, since the date of incorporation, the short-term sales revenue for the Company has come primarily from two principal accounts, which is due to the fact that the markets for the products from these accounts have been very active recently. Over the long-term, management expects the markets for these products and accounts to diversify. Also, these principals are not the only suppliers for these products and management has other sources for identical products if it becomes necessary to find other suppliers.

(8) Common Stock

The Company is authorized to issue 75,000,000 common shares with a $0.001 par value. Following a 3 for 1 forward split of common shares outstanding on March 8, 2001, total outstanding shares amounted to 21,390,000. Each common share is entitled to one vote and there are no other preferences. No dividends have been paid by the Company since inception.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

September 30, 2001 (unaudited)

(9) Commitments and Contingencies

CBC maintains an office/warehouse facility in Tustin, California. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term in excess of one year are as follows:

Period Ended September 30,

2002 $ 23,278

2003 2,979

Thereafter -0-

Total $ 26,257

The Company was not involved in any litigation as of the date of this examination.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Our business

Cal Bay operates three divisions, the Representative/Distribution Division, the Systems Division and the New Products Division. Cal Bay's operations are focused mainly in California and Nevada with a small percentage of sales made elsewhere in the United States. Cal Bay does not currently have any international operations and does not intend to pursue an international market at this time, but expects to do so in the future.

Representative/Distribution Division

Cal Bay is a manufacturer's representative and distribution company currently serving California, Nevada and Hawaii in process, environmental, safety and laboratory markets. The process control market involves instrumentation and equipment used to help a plant control or improve the operations of specific production or manufacturing processes within the plant. The environmental market refers to instrumentation and equipment used to measure or help reduce the amount of air and/or water pollution produced by an industrial, utility or municipal facility. Typically environmental controls are required to meet EPA regulations. The safety market refers primarily to instrumentation used by various industries to meet personnel safety requirements that are typically imposed by OSHA regulations. The laboratory market refers primarily to research and development laboratories in various industries or university and governmental research laboratories. Cal Bay also targets new technologies and products for marketing and distribution. The Company supplies analytical products, services and associated equipment through license and distribution agreements.

Cal Bay represents and/or distributes products from many manufacturers of engineered products for the process, environmental, safety and laboratory markets. The Company has a signed contract/agreement with each of the companies it represents which grants Cal Bay the rights to sell the assigned products/services within a defined sales territory (typically California, Nevada and Hawaii). In most cases these contracts are exclusive in the sense that no other sales representative is allowed to sell the products covered by the contract in the same sales area, however, there are a few contracts which are non-exclusive in the sense that there may be more than one authorized sales agents in a given sales area. Cal Bay receives compensation for selling efforts in the form of commissions (typically 10-20% of the net sales price) on all sales of products within the specified sales territory.

The Company does not currently have international operations but expects to do so in the future.

Within the designated sales territory, Cal Bay serves the following markets:

* Environmental market

* Industrial Process Markets

* Petroleum Refineries

* Chemical plants

* Pharmaceutical and Biotechnology

* Computer related

* Paint and coating

* Printing

* Metal processing

* Bulk industrial gases and specialty gases

* Semiconductor

* Aerospace

* Plastics/Polymers

* Original Equipment Manufactures (OEM's)

The environmental market is typically driven by local, state and national regulations promulgated by regulatory agencies, including: the South Coast Air Quality Management District (SCAQMD), California Air Resources Board (CARB) and the U.S. Environmental Protection Agency (EPA), which has both air and water protection departments.

During the 1980's and 1990's there were many new regulations, on the local and federal level, which required the installation of new analytical instrumentation and monitoring systems for both air and water pollution control. Cal Bay has been very successful in selling analyzers for use in the environmental markets and we believe the market will continue to be strong in this area. During the late 1990's the number of new regulations declined, however, Cal Bay expects new regulations to be implemented in several areas in the coming decade which should result in an increase in this market in the near future.

The safety market is also regulatory driven, usually by OSHA rules. Cal Bay anticipates the safety market to remain fairly static in the near future.

The EPA and OSHA implement new regulations every year seeking to improve quality, safety and the environment. When new regulations are implemented, industry is required to comply with the regulations, often necessitating the purchase of new equipment and controls. While Cal Bay cannot assure new regulations translate directly to additional sales for the Company, it is management's experience that increased regulations typically result in an increase of the Company's sales.

Process, industrial, Quality Control and laboratory markets are much less likely to be affected by regulatory concerns, however, these markets are more likely to be affected by changes in the economy. Sales to these markets are typically not regulatory driven but are driven by the need for improved production efficiency, reductions in cost, improvement in product quality, etc. New technology developments are often the driving force behind sales of new equipment into these markets as each company searches for a competitive advantage.

Systems Division

In addition to selling products and services as a representative/distributor, Cal Bay also produces a small number of equipment systems which incorporate a variety of products and parts from numerous vendors and that are integrated into a completely operational system by Cal Bay. Cal Bay offers the EMS product and the CEMS product.

EMS Product. The EMS product is an oxygen transfilling system supplied to Fire Departments for use in refilling the oxygen in the breathing air tanks used by fire and emergency personnel. The EMS system was designed by Cal Bay and incorporates a manifold for the distribution of oxygen into multiple tanks, a very sensitive and accurate oxygen analyzer to verify the purity of the oxygen supply to ensure the safety of this oxygen for use by emergency medical and fire personnel, and a microprocessor based hardware and software system to validate and document the breathing air for human use.

CEMS Product. Cal Bay occasionally provides small Continuous Emissions Monitoring Systems (CEMS) to selected clients for regulatory compliance. These clients typically have a special need that cannot be addressed by one of the larger CEM integration companies. On CEMS projects, Cal Bay will often act as the prime contractor with several sub-contractors who will be responsible for design, manufacture, test and/or installation and certification to meet the regulatory requirements. A typical CEM system will include sample probe, heated sample line, sample conditioning system to remove moisture and particulates, sample flow controller and distribution manifold, analyzer(s) for the gas species to be measured, a micro-processor based system controller, data-logger and/or data acquisition and reporting system, and calibration gases. Services may include installation supervision, start-up and training, certification to meet regulatory standards, maintenance contracts and regulatory permitting assistance.

Cal Bay serves the following markets for its systems products:

EMS - Fire departments and Industrial O2 Transfilling Operations

CEMS - Small industrial plants

The market for EMS systems is driven primarily by recent legislation requiring a check of the breathing air used by humans. The market for CEMS is entirely driven by local, state and national regulations promulgated by regulatory agencies, including the South Coast Air Quality Management District, California Air Resources Board and the U.S. Environmental Protection Agency.

The Company is interested in expanding its core business into new areas of business opportunity. Some potential methods of accomplishing this goal are to expand into new markets with existing products, develop and manufacture new products for sale into our existing markets and search for acquisition candidates.

New Products Division

Cal Bay is currently exploring relationships with two companies with developing technology, NUMA/MRX Technology and AET technology. Following is a discussion of each project.

NUMA/MRX Technology

NUMA, Inc., a company located in Florida, has developed a new analytical technology using pattern recognition. Cal Bay has entered into a business relationship with NUMA in which Cal Bay has been granted the right to sell NUMA's MRX products in the western U.S. territory. The terms of the agreement provide that Cal Bay has exclusive rights to sell the MRX Technology and other associated products in California and includes the exclusive agreement with AET for the explosives market in the United States. See below for a discussion of the AET agreement. Cal Bay has agreed to pay a commission of 8% of the actual invoice price on the first $25,000 of sales in each calendar year and 10% thereafter. The agreement is perpetual unless proper notice is served by either party.

Currently however, the NUMA MRX technology has not been developed for use in many markets and/or applications and NUMA has expressed limited interest in performing the marketing research to determine suitable applications for the technology. NUMA has also demonstrated an unwillingness to perform the product development necessary to refine the basic technology into products designed for specific use in specific applications.

The technology patented by NUMA is referred to as Molecular Recognition (MRX) technology. MRX uses pattern recognition and neural net processing, together with software programming that enables almost any measurement based technology to perform at improved levels. Pattern recognition is the art of separating complex electronic signatures from even more complex backgrounds. By improving the measurement signal and reducing the background noise, the MRX product can provide results that are not achievable with conventional analytical devices. As an analytical instrument, MRX is unique in that it is fast responding (within milliseconds), accurate, sensitive (parts per trillion levels), inexpensive, compact and can identify multiple substances at the molecular level.

Cal Bay sees an opportunity to perform the marketing research to determine viable markets and applications as well as the features required to be successful in those markets. Cal Bay would also be capable of arranging for the product development and testing necessary to turn the basic NUMA "black box" into a finished, sellable product. Cal Bay intends to perform some product development work on the MRX product but will probably also contract out some additional product development. Presently, the Company does not have anyone identified or on contract to perform any MRX product development.

In return for Cal Bay's sale and marketing efforts, and the redesign and packaging of a sellable product, Cal Bay will receive exclusive rights to the NUMA MRX technology for those markets developed by Cal Bay. Cal Bay will receive the exclusive right to sell the MRX technology into each specific market in which Cal Bay develops the MRX technology into a sellable product with the design features and capabilities required for that market. These markets include many of the same markets already served by the Company representative division, but may also include new markets which are yet to be identified.

The Company intends to focus initially on the use of the NUMA MRX technology to enhance conventional technology with which Cal Bay is most familiar, primarily in the measurement of various chemical compounds in the environmental, process, safety, QC and laboratory markets.

At this time, Cal Bay has not prepared formal product development plans for the MRX product. We have not yet chosen or prioritized the markets that will be pursued and we have not developed a formal time table for any product development. Until these markets and applications are defined for the first product development efforts, we will not be able to estimate the costs involved.

AET Strategic Alliance

AET, a company headquartered in California has received funding to develop incineration technology for use in the thermal destruction of obsolete military explosives and munitions. AET is presently working at a military facility in Iowa to develop the incinerator technology. AET is an established government contractor with a secure government contract number, is listed in several DOD databases and is currently a sub-contractor to American Ordinance, Inc., which is owned by General Dynamics.

One of the limiting factors currently faced by AET is the identification and characterization of the explosives and munitions which may be present at a remediation site. Currently, the only method of determining the type and extent of explosives present is to take physical samples and perform laboratory tests that are both expensive and time consuming. AET is very interested in the possible use of a measurement technology that can be used on-site and that produces accurate and timely test results in a cost-effective manner.

Cal Bay has finalized an exclusive agreement with AET to develop and market the NUMA MRX technology to the military for the explosives detection market. Based upon this agreement, AET and Cal Bay will jointly research and develop the NUMA technology. AET will purchase base units and following the joint development, will negotiate with Cal Bay the rights to market the technology. Cal Bay will be responsible for the market research, design and finished product development and production. Cal Bay agreed to exclusively develop the products with AET and to supply the funding for AET to purchase the base MRX units from Numa. Any sales profits will be split 50% to each party. Cal Bay will utilize AET's existing network of contacts within the military and governmental contractors to sell the MRX technology for the measurement of explosives. This represents a significant opportunity in a prime market with little or no viable competition and an existing client base. The term of the agreement is from July 17, 2001 to July 17, 2004 and is renewable sixty days prior to termination.

AET and Cal Bay will also pursue the possibility of expanding joint efforts into several other markets related to the explosives market. These could include the airport security market and drug enforcement market.

The Company anticipates the following to be potential markets for the MRX technology:

* Explosives/Munitions testing

* Airport Security

* Drug Enforcement

* Environmental, Process Control, Safety, QC and Laboratory

The initial market area for the MRX technology will be with AET in the explosives and munitions testing market for the military. There are hundreds of currently operating or recently closed military facilities in the U.S. that have existing supplies of explosives and munitions that require safe disposal.

The airport security market also has a significant potential. The capability of the MRX technology to rapidly and accurately differentiate a wide variety of substances at very low levels and its portability make it ideal for airport security (including aircraft cargo bays, baggage handling and passenger scans). Identification of ammonia and nitrogen based explosives, gunpowder, alcohol and any number of illegal drugs in a rapid non-invasive manner using the MRX technology as a stand-alone or portable recognition device could significantly improve the airport security industry.

There are currently about 3,000 airport bomb-scanning systems in use worldwide. Some of the major companies providing security systems for this market includes: InVision Technologies, Vivid Technologies, Thermedics, EG7G KKO Labs and Analogic Systems. All of these companies would be potential OEM customers for the MRX technology.

The MRX technology is also idea for use in a "screening" application to identify the presence of a targeted chemical substance, such as an illegal drug. The MRX analyzer can be programmed to store multiple drug signatures into memory and can then be used to perform a very fast, accurate and sensitive, non-invasive screen of a person or property to determine the presence of the targeted substance. The market includes federal, state and local law enforcement agencies, as well as hospitals, clinics and emergency health care facilities.

Cal Bay will also market the MRX technology to those markets that we are already currently serving through our Representative/Distributor Division.

Three Month periods Ended September 30, 2001 and 2000

Cal-Bay generated $65,930 in commission income from our representative/distributor division for the three-month period ended September 30, 2001 with cost of sales of $15,700 for a gross profit of $50,230 or a 76% margin. There were no revenues from product sales in the systems division or new products division during this period. These revenues compare with $26,898 in commission income and product sales revenues for the three-month period ended September 30, 2000 with cost of sales of $14,055 and gross profit of $12,843 or a 48% margin. Gross profit for the three-month period ended September 30, 2001 was $37,387 more than the same period ended in 2000. Cash provided by operating activities was ($25,279) for the three-month period ended September 30, 2001 compared to $1,272 for the same period ended in 2000. The revenues generated for the three-month period ending September 30, 2001 were close to the anticipated levels of revenues forecast for this period. Historically, revenues are slightly less in this three-month period than the remaining quarters of the year because sales during the summer months tend to be slow due to a lack of activity in certain markets, delays in project scheduling and purchasing due to vacations, budgeting freezes, and a variety of other reasons.

The increase in revenues and gross profits is due to an increase in commission income received during the three months ended September 30, 2001 from the sales of products in the representative/distributor division compared to the same period in 2000. This increase in business from our representative/distributor division is primarily the result of a change in sales/management personnel in 2000 and greater sales focus during 2001 on the products sold through the representative/distributor division. In addition, Cal-Bay expanded the number of principals represented and products sold by the representative/distributor division in late 2000, resulting in increased business opportunities.

Operating expenses for the three months ended September 30, 2001 were $84,939 compared to $11,896 for the same period in 2000, which is an increase of $73,043. For the three month period ended September 30, 2001, Cal-Bay had a net loss of $34,709 compared to a net income of $947 for the same period in 2000, which is a decrease in net income of $35,656. The majority of this increase in expenses is attributed to Cal-Bay becoming a reporting public company with increased fee for accounting and legal services. During this period, the accounting and legal fees totaled over $31,000 and there were over $1,500 in organizational expenses associated with our incorporation, for a total of over $32,500 in fees that would not have been incurred had Cal-Bay continued to operate as a sole proprietorship. If these fees had not been incurred, our net income would have increased substantially. We expect our legal and accounting fees to decrease in the future, although we will require continuing legal and accounting services for our future quarterly and annual reporting. Other areas in which there were some increases in expenses in 2001 include salaries, automobile expenses and insurance. In 2001, Cal-Bay's management approved the payment of automobile allowances to the officers of the company, and a new health insurance carrier was selected which offers improved insurance coverage and a greater range of benefit choices for Cal-Bay employees. Also, the officers of Cal-Bay began drawing salaries in late June, 2001 which were reflected in the operating expenses during the three-month period ended September 30, 2001. Cal-Bay was operated as a sole proprietorship in 2000, and the financial statements from the same period ended 2000 showed lower expenses from compensation in the form of owner's draw and 1099 payments.

Nine Month periods Ended September 30, 2001 and 2000

Cal-Bay generated $219,727 in combined commission income from our representative/distributor division and revenues from product sales in the systems division for the nine-month period ended September 30, 2001 with cost of sales of $63,423 for a gross profit of $156,304 or a 71% margin. This compares with $90,283 in commission income and product sales revenues for the nine-month period ended September 30, 2000 with cost of sales of $49,530 and gross profit of $40,753 or a 45% margin. Gross profit for the nine-month period ended September 30, 2001 was $115,551 more than the same period ended in 2000. Cash provided by operating activities was ($35,148) for the nine-month period ended September 30, 2001 compared to $4,792 for the same period ended in 2000.

The increase in revenues and gross profits is due to an increase in commission income received during the nine months ended September 30, 2001 from the sales of products in the representative/distributor division compared to the same period in 2000. This increase in business from our representative/distributor division is primarily the result of a change in sales/management personnel in 2000 with greater sales focus on the products sold through the representative/distributor division. In addition, Cal-Bay expanded the number of principals represented and products sold by the representative/distributor division in late 2000, resulting in increased business opportunities.

Operating expenses for the three months ended September 30, 2001 were $191,452 compared to $35,961 for the same period in 2000, which is an increase of $155,491. For the nine month period ended September 30, 2001, Cal-Bay had a net loss of $35,148 compared to a net income of $4,792 for the same period in 2000, which is a decrease in net income of $39,940. The majority of this increase in expenses is attributed to Cal-Bay becoming a reporting public company with increased fee for accounting and legal services. During this period, the accounting and legal fees totaled over $31,000 and there were over $1,500 in organizational expenses associated with our incorporation, for a total of over $32,500 in fees that would not have been incurred had Cal-Bay continued to operate as a sole proprietorship. If these fees had not been incurred, our net income would have increased substantially. We expect our legal and accounting fees to decrease in the future, although we will require continuing legal and accounting services for our future quarterly and annual reporting. Other areas in which there were some increases in expenses in 2001 include automobile expenses and insurance. In 2001, Cal-Bay's management approved the payment of automobile allowances to the officers of the company, and a new health insurance carrier was selected which offers improved insurance coverage and a greater range of benefit choices for Cal-Bay employees. We do not foresee any other increases in expenses or any other major expenditures for the remainder of 2001.

Cal-Bay operated as a sole proprietorship in 2000 and early-2001, until incorporation on February 22, 2001 and then the acquisition by Var-Jazz on March 8, 2001. For the initial period of operation after the acquisition by Var-Jazz, the officers of the Company did not draw a salary from Cal-Bay, and were only reimbursed for expenses directly relating to the operation of the Company. As of June 16, 2001 the Company agreed to pay salaries to the officers of the Company. The first salary payments were made to Cal-Bay employees at the end of June 2001, and these salaries are reflected in the operating expenses shown during the nine-month and three-month periods ending September 30, 2001. We believe that the salaries to be paid to the Cal-Bay officers are fair and reasonable compensation consistent with the duties and responsibilities of these positions. These executive salaries were based upon the expected levels of revenues for Cal-Bay, based upon the projected sales forecasts and income projections and expense budgets for the year. At this time, based upon the actual sales to date and the projected sales for the remainder of the year it appears that the 2001 sales for Cal-Bay will meet or exceed the sales forecasts for the year. However, the expenses associated with becoming a fully-reporting company have greatly exceeded our initial budgets and as a result the projected income for the remainder of the year may be less than expected. As a result, the officers of the Company have agreed to reduce or to forego their salaries if necessary during the short term in order to maintain a positive cash flow situation.

Liquidity and Capital Resources

As of September 30, 2001, Cal Bay has total assets of $20,353, including cash on hand, loan receivables, prepaid rent, security deposits, and office furniture and equipment. Current liabilities total $37,812 in accrued expenses, accrued salaries and wages, and income taxes payable. Legal and accounting costs have increased substantially in 2001 for the Company due to the public company reporting requirements imposed as a result of the Company's Form 10-SB registration statement. Cal Bay does not anticipate any major new capital expenditures for the next twelve months, and does not plan to move to a new facility or to otherwise increase the overhead expense level in any way. Cal Bay plans to continue the current operations of all divisions with the present management structure, financial and operational goals for the near term. Based upon the sales, expense and income results from the first three quarters of operations and our projections for the remainder of the year, the Company believes that it can maintain the current level of operations for the rest of the year without having to raise additional funds. The company believes that its cash needs to maintain current operations can be met with cash on hand and revenues from accounts receivable on orders for at least the next twelve months. However, should the Company require additional capital, the Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAL-BAY INTERNATIONAL, INC.

Date: November 12, 2001 By: /s/ Robert Thompson

Robert Thompson

President

Date: November 12, 2001 By: /s/ Charles A Prebay

Charles A. Prebay

Treasurer