Form 10KSB
period 2001-12-31
CAL BAY INTERNATIONAL INC
filed 2002-03-29
CIK 1142526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 0-32892

Cal Bay International, Inc.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0952044 (I.R.S. Employer I.D. No.)

1582 Parkway Loop, Suite G, Tustin, CA 92780

(Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 714-258-7070

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $396,150

The aggregate market value of the issuer's voting stock held as of March 28, 2002, by non-affiliates of the issuers was $2,599,848.

As of March 28, 2002, issuer had 21,390,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: none

PART I

Item 1. Description of Business.

The Company originally incorporated in the State of Nevada on December 9, 1998, under the name Var-Jazz Entertainment, Inc. with 25,000,000 shares of common stock, par value $.001 per share, authorized. Var-Jazz was organized to engage in the business of music production and sales by producing compact discs of bands believed to have potential for commercial success. In June 1999, Var-Jazz completed a Regulation D, Rule 504 offering of 926,000 shares of common stock for $46,300. The offering was registered in the state of Nevada and the proceeds were used to implement Var-Jazz's business plan.

Var-Jazz was not successful in its business venture and the board of directors determined it was in the best interest of the Company to seek additional business opportunities. On March 8, 2001, Var-Jazz entered into an Agreement and Plan of Reorganization, (the "Agreement"), with Cal Bay Controls, Inc. whereby Var-Jazz changed its name to Cal Bay International, Inc., and acquired Cal Bay Controls, Inc. as a wholly owned subsidiary in exchange for 17,112,000 shares of common stock.

Cal Bay Controls, Inc. was originally formed in 1976 as sole proprietorship which was acquired by Robert J. Thompson in 1990. On February 22, 2001, Cal Bay Controls incorporated in the state of Nevada, sold a non-controlling interest to two other individuals and was acquired by Var-Jazz on March 8, 2001.

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

Cal Bay represents and/or distributes products from many manufacturers of engineered products for the process, environmental, safety and laboratory markets. The Company has a signed contract/agreement with each of the companies it represents that grants Cal Bay the rights to sell the assigned products/services within a defined sales territory (typically California, Nevada and Hawaii). In most cases these contracts are exclusive in the sense that no other sales representative is allowed to sell the products covered by the contract in the same sales area, however, there are a few contracts that are non-exclusive in the sense that there may be more than one authorized sales agents in a given sales area. Cal Bay receives compensation for selling efforts in the form of commissions (typically 10-20% of the net sales price) on all sales of products within the specified sales territory.

The Company does not currently have international operations but expects to do so in the future.

Representative/Distributor Markets and Strategy

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

Cal Bay uses a multi-faceted marketing strategy to maximize the limited amount of resources available. The following marketing approaches are currently used or are planned for future use:

* Press releases in local trade publications (i.e., ISA Newsletter, AWMA Journal)

* Participation in local technical trade shows and exhibits

* Networking with industry leaders, consultants, regulators, etc.

* Strategic alliances with other suppliers of non-competitive products and services

* Direct mail marketing to selected industry/market segments for selected products

* Advertising in local trade publications (i.e., ISA Newsletter, AWMA Journal)

* Telemarketing of selected market segments for selected products

* Cooperation with marketing programs initiated by principals/vendors

Cal Bay sales of analytical instrumentation products are typically technology and/or regulatory driven. Cal Bay sales and management personnel have a great deal of technical knowledge and experience with the regulatory process. Cal Bay often uses a "consultative sales approach" with clients, in which Cal Bay helps to provide solutions to a client's environmental compliance, process control or safety related problems.

Cal Bay relies on its status as a supplier of measurement and control products and services. Many clients return to Cal Bay for new purchases and also provide many referrals for new business opportunities.

Representative/Distributor Division Growth Strategy

Cal Bay is currently evaluating and/or searching for new products to represent/distribute in addition to its current base of products. Cal Bay has targeted new products that complement its existing product lines including water quality instrumentation (pH, conductivity, etc.), toxic gas sensors for safety applications, and flow and level monitoring instrumentation.

In addition to expanding our sales force and presence in California (see "Employees" below), the Company will evaluate the possibility of opening a southern Nevada office at some time within the next two years. Cal Bay will also evaluate the possibility of expanding beyond its traditional role as a local sales representative/distributor by negotiating with one or more foreign manufacturers of measurement and control products who wish to gain entry into the U.S. market. In this scenario, Cal Bay would become the U.S. distributor for such products and would be responsible for developing a national sales representative network.

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

Systems Division Markets and Strategy

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

Cal Bay uses a multi-faceted marketing strategy to maximize the limited amount of resources available. The following marketing approaches are currently used or are planned for future use:

EMS

* Press releases/advertisement in Fire Department safety journals

* Participation in local Fire Service trade shows and exhibits

* Direct mail marketing to selected fire/emergency industry

CEMS

* Cal Bay relies entirely on network marketing and referrals from consultants

Our CEMS product is sold by Cal Bay sales staff directly to the end user.

Systems Division Growth Strategy

Cal Bay believes that the current level of business for the EMS and CEMS products should remain stable or will grow in the future. If new environmental monitoring regulations are passed in the future, it is possible that the markets for CEMS will increase significantly. Also, due to the recent "energy crisis" in the Western U.S., there may be a significant increase in the construction of new power plants and/or retrofitting of existing power plans, all of which should require new or upgraded environmental monitoring systems. Cal Bay will remain active in these markets and will attempt to gain additional business by filling niche markets. Cal Bay will also continue to evaluate other possible system product opportunities as they arise.

New Products Division

The Company is interested in expanding its core business into new areas of business opportunity. Some potential methods of accomplishing this goal are to expand into new markets with existing products, develop and manufacture new products for sale into our existing markets and search for acquisition candidates.

We currently plan for only a limited amount of Research & Development in our New Products Division, and anticipate that much of the costs associated with this R&D effort will be either shared with or born entirely by strategic partners. The new products division is not expected to provide any sales contribution to the Company for the remainder of 2001, but will be expected to begin generating sales revenues and income in 2002.

New Products Division Current Projects

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

As an established government contractor, AET is listed with the Government Accounting Office as an approved supplier with security clearance. This database is circulated to all government and military procurement offices. This is significant because in our joint effort with AET, AET will not have to go through the government selection process when the DOD or other governmental branches purchase from AET. DOD databases include all U.S. defense and military organizations.

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

New Products Division Marketing and Strategy

The Company anticipates the following to be potential markets for the MRX technology:

* Explosives/Munitions testing

* Airport Security

* Drug Enforcement

* Environmental, Process Control, Safety, QC and Laboratory

The initial market area for the MRX technology will be with AET in the explosives and munitions testing market for the military. There are hundreds of currently operating or recently closed military facilities in the U.S. that have existing supplies of explosives and munitions that require safe disposal. As discussed earlier, the MRX technology has not been developed as of this date into a product that is currently capable of being marketed to these potential future markets. Additional product development will be required, as well as a great deal of market research into each of these potential markets in order to determine the product configuration and features that are desired by the purchasers/users of analyzer products in each of these markets.

Again, the MRX technology has not been developed as of this date into a product that is currently capable of being marketed to the explosives and munitions testing markets. Additional product development will be required, as well as a great deal of market research into this potential market in order to determine the product configuration and features that are desired by the purchasers and/or users of analyzer products in this market. As discussed earlier, Cal-Bay has entered into a business relationship with AET to develop an analyzer product for this market using MRX technology. Since AET already has many contacts in the government and military, we anticipate that AET will be able to facilitate Cal-Bay in performing the market research required to determine the best product design for this market.

Cal-Bay believes that the airport security market also has significant business potential. The airport security industry is typically concerned with the detection of explosive substances, toxic and/or hazardous substances and illegal drugs. The identification of ammonia-based and nitrogen-based explosives, gunpowder, alcohol and any number of illegal drugs in a rapid, non-invasive manner using the MRX technology as a stand-alone or portable recognition device could possibly improve the airport security industry. To date the MRX technology has not been tested on any explosives (except common gunpowder), toxic or hazardous chemicals, or on illegal drugs. The MRX technology will require future testing on all of the above compounds in order to determine the accuracy, repeatability and sensitivity of each measurement, however the basic measurement principle that is used in the MRX technology is proven and has been used successfully by many other companies that manufacture analytical instrument products.

The MRX technology uses simple, proven photospectrometer hardware consisting of a light source (ie. photodiode, lamp, or other radiant source), sample cell and reference cell, and an optical detector with signal amplifier, and CPU for analyzer control and signal processing. These are the same hardware components that are contained in almost all photospectrometers in use today, and all of these existing photospectrometers operate similiarly in that they beam optical (light) energy through a sample gas or liquid and then measure the amount of optical energy absorbed at certain wavelengths or spectral regions. The amount of optical energy absorbed at a specific wavelength can then be correlated to a specific chemical compound and concentration (there are many published reference books containing optical spectra for almost any known chemical compound - for additional information please refer to the Handbook of Chemistry and Physics, published by CRC Press). The patented MRX technology involves a new way of using this proven photospectrometer hardware that is already in use in many industries. The MRX technology combines proven analytical hardware with new pattern recognition software that should be capable of enhancing the analytical measurement results, either by improving the measurement accuracy, providing lower limits of detection or reducing the interferences from other substances in the background. The MRX technology will need further research and development before it will be a viable product for the airport security market or for any of the other potential future markets mentioned here. As mentioned previously, Cal-Bay intends to start with the explosives market but the airport security market may be a logical extension of that market.

There are currently about 3,000 airport bomb-scanning systems in use worldwide. Some of the major companies providing security systems for this market includes: InVision Technologies, Vivid Technologies, Thermedics, EG7G KKO Labs and Analogic Systems. All of these companies would be potential OEM customers for the MRX technology.

The MRX technology is also ideal for use in a "screening" application to identify the presence of a targeted chemical substance, such as an illegal drug. The MRX analyzer can be programmed to store multiple drug signatures into memory and can then be used to perform a very fast, accurate and sensitive, non-invasive screen of a person or property to determine the presence of the targeted substance. The market includes federal, state and local law enforcement agencies, as well as hospitals, clinics and emergency health care facilities.

Cal Bay will also market the MRX technology to those markets that we are already currently serving through our Representative/Distributor Division.

Existing regulations and governmental requirements will be a driving force behind the future sales of MRX technology to the explosives/munitions, airport security, drug enforcement, environmental and safety markets.

Cal Bay will tailor the MRX technology for targeted markets and expects the initial marketing efforts will be limited until Cal Bay is successful in demonstrating the technology and approvals from various industry standards organizations are received.

The Company anticipates that sales to the explosives/munitions market will be through AET since they already have numerous contacts and relationships. Sales to the airport security market will probably be limited to OEM sales to the existing major providers of security systems for that market. The sales approach to the drug enforcement market will be determined at a future date. Sale to the environmental, process control, safety, QC and laboratory markets will be via a national network of independent sales representatives yet to be established and some direct sales to OEM clients.

New Products Division Growth Strategy

In addition to developing the MRX technology, the Company will continually search for other new technology ideas that can be developed internally, in partnerships or be acquired in the future.

The New Products Division represents the area of largest growth potential for Cal Bay. This area also represents the largest risk factor for any of the Company's business areas because of the research and development efforts we will have to expend. Cal Bay has been granted the right to sell NUMA's MRX products in the western U.S. territory. The terms of the agreement provide that Cal Bay has exclusive rights to sell the MRX Technology and other associated products in California and includes the exclusive agreement with AET for the explosives market in the United States. We do not have any contracts for purchase of our NUMA/MRX technology and we cannot assure that the development of the technology will be successful by Cal Bay under our agreement with NUMA or that we will successful in marketing the technology under our agreement with NUMA. Please see the section entitled NUMA/MRX Technology above for detailed description of the technology.

Competition

Representative/Distributor Division

Cal Bay has rights to represent and distribute the products of the following manufacturers:

Thermo Environmental Instruments, Inc.

Servomex.

Thermo Anderson Instruments, Inc.

MIE, Inc.

Baldwin Environmental

EEMC.

Analytik JENA USA.

Specac.

Kem-Tek Analytical

MEECO

LSC

WTC Engineering.

However, the companies and products represented and/or distributed by Cal Bay have many competitors, including both domestic U.S. companies and international companies. Cal Bay makes every effort to represent only manufacturers of the highest quality products, with excellent reputations, the most advanced technology, a history of successful installations and a commitment to customer service.

Systems Division

There is currently very little competition in the EMS systems market. There are several companies that provide analyzers for oxygen purity, but very few companies that have designed and packaged an entire system to meet the needs of the end-user.

There are many CEMS vendors offering a wide variety of CEM designs. These vendors range from large companies with a major share of the market, to small integrators that have other lines of business such as source testing or consulting that exposes them to a few clients in need of a CEM for regulatory compliance. Cal Bay does not compete aggressively in this product area, and typically will only pursue a CEM system project if the Company knows that it has an excellent chance of success due to prior work or relationships and referrals.

New Products Division

There are many existing analytical technology that may compete either directly or indirectly with the MRX technology. However, all of the current technologies that can provide even marginally similar capabilities are very expensive and difficult to operate. These existing technologies include mass spectrometers, gas chromatographs, fourier-transform infra-red analyzers, etc. The sales price of these measurement devices is typically $50,000 to $150,000 or more and each of these devices requires a highly trained operator in order to achieve reliable results.

In addition, Cal Bay is aware of other companies that are developing or attempting to develop competitive technologies that also use pattern recognition. One of these is Cyrano Sciences, which is a new company based in Pasadena, California which purchased the patent rights for a new product technology originally developed by NASA. Cyrano has received over $23 million in recent funding for the development of polymer composite sensor technology to provide digital "smell" capability. Cyrano's targeted markets are food quality and process monitoring, environmental and chemical, medical diagnostics and monitoring. Cal Bay believes Cyrano will be successful with their new product, however, the Company also believes that the Cyrano product will have inherent limitations due to the basic sensor technology being used. The sensor that the Cyrano technology is based on is not as accurate or as sensitive as the analytical technologies the MRX product will use.

We believe the Cyrano sensor technology will be unable to accurately and reliably quantify the concentrations of a measured substance, especially at low concentrations, therefore it will be limited to applications in which only the qualification or indication of the presence of a substance is sufficient or in applications which do not require a high degree of accuracy. The Cyrano sensor is also likely to be subject to interferences from other substances with similar chemical structures. Unlike the Cyrano sensor, the MRX technology that Cal Bay plans to develop will be able to accurately and reliability measure substances at levels in the parts-per-billion (ppb) and even parts-per-trillion (ppt). This ability to both qualify and quantify a measurement of a substance using pattern recognition technology will make the MRX technology much more desirable in most applications.

Further, the Cyrano sensor technology is dependent upon the use of multiple sensors to perform a measurement. This approach is inherently hardware-dependent, which means that the future development of this technology is limited to the potential improvements in hardware. Conversely, the MRX technology uses advanced software algorithms to significantly improve upon the existing measurement ability of various sensor technology, which is a significant advantage. When the MRX software is applied to a proven sensor technology the result is typically many magnitudes of improvement.

The Company is not aware of any direct competitors in the NUMA/MRX technology area. However, other companies, universities or technology developers may decide to explore this area and become competitors.

Employees

Cal Bay's officers and directors are employed full time by Cal Bay. The Company recently opened an office in central California that is currently staffed on a part time basis by an independent contractor. Our independent contractor is paid solely with commissions earned on sales. Cal Bay intends to gradually increase the sales activities performed from this office during the remainder of 2001 and if sales increase significantly, the Company will hire a full time sales engineer for this office. The Company intends to add an additional outside sales engineer in late-2001 in order to increase business in southern California. The Company also plans to hire an inside sales support person in early 2002.

Item 2. Description of Property

Cal Bay currently leases a combined office/warehouse facility of approximately 2,328 square feet at 1582 Parkway Loop, Suite G, Tustin, CA 92780. The lease is paid on a monthly basis of $2,374.56 per month and expires on August 31, 2002. Our facility is located in a small mixed use, commercial/light industrial office park in Central Orange County, California. This facility consists of a reception area, three individual fully-enclosed offices, a conference room, a restroom, sales literature storage area, printer/fax/copier area, and a combined warehouse/system production/equipment test area. Management believes the currently leased space is adequate to meet Cal Bay's needs for at least the term of the lease.

The Company also recently opened an office in central California to expand sales presence. The address is P. O. Box 4958, San Luis Obispo, CA 93401. This office is provided at no cost to the Company by our sales representative in San Luis Obispo. Our sales representative is an independent contractor and will provide this space at no cost as long as he continues to represent Cal Bay. The office is in a private residence. Our representative provides a mailing address and telephone number in central California for the Company.

Item 3. Legal Proceedings.

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Pink Sheets under the symbol "CBYI". At March 28, 2002 the Company had 75 shareholders holding 21,390,000 shares of common stock. Of the issued and outstanding common stock, 3,388,000 are free trading, the balance of 18,002,000 are restricted stock as that term is used in Rule 144 and may be sold pursuant to Rule 144. The Company has not agreed to register any shares for resale by selling stockholders. The following table shows the highs and lows of the closing bid and ask on the Company's stock since June 1, 2000 (first available data) through the year ended December 31, 2001.

YEAR	CLOSING BID		CLOSING ASK
2000	High	Low	High	Low
June 1 thru June 30 (First available)	.05	.05	.15	.15
July 3 thru Sept. 29.05		.05	.15	.15
Oct. 2 thru Dec. 29.125		.01	None	None
2001
Jan. 2 thru Mar. 13.61		.125	None	None
Mar. 14 thru Mar. 30 (After a 3 for 1 split)	1.30	.43	2.65
June 1 thru June 30	1.20	.30	1.60	.59
July 2 thru Sept. 28	1.68	1.01	1.73	1.15
Oct. 1 thru Dec 31	1.21	.25	1.26	.50

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Section 78.288 of the Nevada Revised Statutes, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business and does not affect preferential shareholders rights upon dissolution.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the periods ended December 31, 2001 and December 31, 2000

For the period ended December 31, 2001, the Company generated revenues from sales and commission income totaling $396,150. Costs of sales were $69,195 resulting in gross profits of $326,955. The Company had expenses of $349,993 resulting in a net loss after taxes of $23,838. Expenses were due chiefly to salaries and wages, property rent, payroll taxes, and professional fees incurred during the reverse acquisition of Cal Bay Controls.

For the period ended December 31, 2000, the Company generated total revenues of $174,325 with sales costs totaling $78,930 resulting in gross profit of $95,395. The Company's expenses were $55,434, mainly for telephone and utilities charges, property rent, and equipment rentals. As a result, the Company realized net income of $39,961 during the year ended December 31, 2000.

For the period ended December 31, 2001, the Company had total assets of $33,193 consisting of $25,602 in cash, office equipment valued at $5,100, and a $2,491 security deposit. The Company had total liabilities during the same period of $39,254 consisting of $33,431 in accounts payable, $5,023 in sales tax payable, and $800 in income tax payable. For the period ended December 31, 2000, the Company had total assets of $8,959 consisting of $2,568 in cash, $3,900 in office equipment, and a $2,491 security deposit. The Company had $488 in liabilities consisting of accrued expenses.

A majority of the Company's commission income is derived from two unrelated manufacturing companies that it represents. The commission income from these two significant customers was $28,765 and $252,033, respectively, for the period ended December 31, 2001, and $68,106 and $4,546, respectively for the period ended December 31, 2000.

The Company believes that it has sufficient cash on hand to satisfy its administrative needs for the next twelve months, and anticipates increased commissions from its airport security and emergency services products during the next year.

Recent Sales of Unregistered Securities.

In March 2001, the Company exchanged 17,112,000 shares of common stock for all of the issued and outstanding shares of Cal-Bay Controls, Inc., a Nevada corporation. The transaction was a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986 and were exchanged pursuant to Section 4(2) of the Securities Act of 1933. The transaction did not involve any public offering and no commissions were paid on the transaction.

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 18.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth as of June 12, 2001, the name, age, and position of each executive officer and director and the term of office for each director of the Company.

Name	Age	Position	Since
Robert J. Thompson	53	President, Secretary and Director	March 2001
Charles A. Prebay	46	Vice President, Treasurer and Director	March 2001

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are duly elected and qualified.

The following is a brief biography of the officers and directors.

Robert J. Thompson. Mr. Thompson holds a B.S. degree in Mechanical Engineering from Ohio State University. He has been employed in the analytical instrumentation industry for over 20 years. Since 1990, Mr. Thompson has been self employed as a representative/distributor in the analytical instrumentation industry. Prior to 1990, Mr. Thompson was employed by or associated with Hartshaw Chemical as Chief Engineer, Teledyne Analytical Instruments as Regional Sales Manager, and Advanced Micro Instruments as a Partner.

Charles A. Prebay. Mr. Prebay holds a B.S. degree in Biological Sciences from Michigan State University and has taken graduate courses in marketing and management from the University of Michigan and the University of California/Irvine. He has been employed in the analytical instrumentation industry for over 20 years. Mr. Prebay was employed by or associated with Teledyne Analytical Instruments as a Sales Engineer from 1979 to 1980. He was at Research-Cottrell/KVB as a Product Manager and Marketing Manager from 1980 until 1992 and served as Regional Sales Manager at Anarad from 1992 until 1995. From 1995 until 2000, Mr. Prebay worked at Baseline Industries as Western Regional Sale Manager. Mr. Prebay has worked at Cal Bay Controls since June 2000.

Item 10. Executive Compensation

The Company has no formal arrangements for the remuneration of its officers and directors, except that they will receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf in the investigation of business opportunities.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Robert J. Thompson President, Secretary and Director	2001 2000 1999	126,039 -0- -0-	-0- -0- -0-	-0- -0- -0-
Charles A. Prebay Vice President, Treasurer and Director	2001 2000 1999	62,937 -0- -0-	-0- -0- -0-	-0- -0- -0-
Arthur E. Vargas Former Director	2001 2000 1999	-0- -0- -0-	-0- -0- -0-	3,538 (1) -0- -0-

(1) The Company gave Mr. Vargas, president of the Company from inception until March 8, 2001, all right, title and interest of inventory and the production and distribution of compact discs featuring Nevada lounge acts, valued at $3,538 as compensation for past services to the Company.

Employment Contracts, Termination of Employment and Change in Control

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any person because of employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 28, 2002 the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 21,390,000 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Robert J. Thompson (2) 1582 Parkway Loop, Suite G Tustin, CA 92780	12,026,953	56.22%
Common	Charles A. Prebay (2) 1582 Parkway Loop, Suite G Tustin, CA 92780	2,000,000	9.35%
Common	Cede & Co. PO Box 222 Bowling Green Station New York, NY 10274	1,577,050	7.37%
Common	Chris Walker 1860 South 1600 East Salt Lake City, UT 84105	1,059,000	5.00%
Common	Officers, Directors and Nominees as a Group: 4 persons	16,663,003	77.90%

(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

(2) Officer and/or director of the Company.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company is not expected to have significant dealing with affiliates. However, if there are such dealings, the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

The Company had loaned $8,906 to Robert Thompson, an officer and director of the Company. Mr. Thompson has since repaid the loan.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL BAY INTERNATIONAL, INC.

Date: March 28, 2002 By:/s/ Robert J. Thompson

Robert J. Thompson

President and Director

Date: March 28, 2002 By:/s/ Charles A. Prebay

Charles A. Prebay

Treasurer and Director

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2001

INDEPENDENT AUDITOR'S REPORT

Board of Directors

CAL-BAY INTERNATIONAL, INC.

I have audited the accompanying consolidated balance sheet of Cal-Bay International, Inc. (A Nevada Corporation), and subsidiary, as of December 31, 2001, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Bay International, Inc. and subsidiary, as of December 31, 2001, and the results of its operations, changes in stockholders' equity and cash flows for the period then ended, in conformity with generally accepted accounting principles.

/s/ARGY & COMPANY

February 15, 2002

Fountain Valley, California

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

CONSOLIDATED BALANCE SHEET

December 31, 2001

ASSETS
Current Assets:
Cash (Note 1c)	$ 25,602
Office Furniture and Equipment, at cost, net of accumulated depreciation of $4,079 (Notes 1g & 2)	5,100
Deposit (Note 1f)	2,491
__________
TOTAL ASSETS	33,193
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses (Note 1h)	$33,431
Sales Tax Payable	5,023
Income Taxes Payable (Notes 1i & 6)	800
__________
TOTAL CURRENT LIABILITIES	39,254
Commitments and Contingencies (Note 9)	- - -
Stockholders' Equity:
Common Stock, $.001 par value; 75,000,000 shares authorized; 21,390,000 shares issued and outstanding (Notes 1b, 1k, 3 & 8)	$ 21,390
Additional Paid in Capital - (Discount on Stock)	(3,613)
Retained Deficit	(23,838)
__________
TOTAL STOCKHOLDERS' EQUITY	(6,061)
__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,193
=========

The accompanying notes are an integral part of these financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001

REVENUES:
Sales	$ 77,111
Commission Income (Note 1e)	319,039
__________
TOTAL REVENUES	$396,150
COST OF SALES:
Purchases	69,195
__________
GROSS PROFIT	326,955
EXPENSES:
Salaries and Wages	$ 188,976
Auto Expense	14,270
Depreciation Expense (Notes 1g & 2)	1,262
Equipment Rentals	4,061
Insurance	7,763
Telephones & Utilities	5,428
Property Rent (Note 9)	23,979
Office Expenses & Miscellaneous	4,606
Organizational Costs (Note 1g)	1,554
Outside Services	12,409
Payroll Taxes	19,906
Professional Fees	59,860
Travel and Entertainment	5,919
__________
TOTAL EXPENDITURES	349,993
__________
NET LOSS BEFORE TAXES	(23,038)
TAXES ON INCOME (Note 1i & 6)	800

NET LOSS AFTER TAXES	$(23,838)
=========
Basic and Fully Diluted Earnings Per Share (Note 1k)	.00
=========
Weighted Average Shares Outstanding (Note 1k)	21,198,038
=========

The accompanying notes are an integral part of these financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For The Period Ended December 31, 2001

	Common Stock		Additional Paid-in Capital (Discount on Stock)	Retained Deficit	Total Stockholders' Equity
	Number of Shares	($0.001 Par) $ Amount
Balance at inception (February 22, 2001)	17,112,000	$17,112	$(7,738)	$-0-	$9,374
Recapitalization for Reverse Acquisition on March 8, 2001	4,278,000	4,278	4,125	---	8,403
Net Loss December 31, 2001	--	--	--	(23,838)	(23,838)
	__________	__________	__________	__________	__________
Balance at December 31, 2001	21,390,000	$ 21,390	$ (3,613)	$ (23,838)	$(6,061)
	=========	=========	=========	=========	=========

The accompanying notes are an integral part of the financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Period From Inception To December 31, 2001

Cash Flows From Operating Activities:
Loss from Operations	$ (23,838)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (Note 1g & 2)	$ 1,262
Decrease in Prepaid Legal Fees	2,275
Increase in Accounts Payable & Accrued Expenses	38,335
Increase in Sales Tax Payable	5,023
Increase in Income Taxes Payable	800
Total adjustments to net income	47,695
__________
Total Cash Provided by Operating Activities	23,857
Cash Flows From Investing Activities:
Purchase of Fixed Asset	(2,679)
Reverse acquisition of Cal-Bay International, Inc. (net of cash acquired)	3,499
__________
Total Cash Provided by Investing Activities	820
__________
Net Increase In Cash	24,677
Cash at Inception	925
__________
Cash at December 31, 2001	$ 25,602
=========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$ -0-
Income taxes (Note 1i)	-0-
__________
Total	$ -0-
=========

Acquisition Note: In connection with the reverse acquisition of Cal-Bay International, Inc. by Cal-Bay Controls, Inc., the Company acquired assets with a fair value of $8,442 (including cash of $4,904) and assumed liabilities of $39. See also Note 3.

The accompanying notes are an integral part of these financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

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

December 31, 2001

(1) Summary of Significant Accounting Policies (Continued)

(b) Capitalization (continued)

The surviving entity reflects the assets and liabilities of Cal-Bay International, Inc. and CBC at their historical book values and the historical operations of the Company are those of CBC. The issued common stock is that of Cal-Bay International, Inc. and the retained earnings is that of CBC. The consolidated statement of operations includes operating activities of CBC from February 22, 2001 (date of inception) through December 31, 2001 and operating activities of Cal-Bay International, Inc. from March 8, 2001 (date of acquisition) through December 31, 2001.

Immediately subsequent to this acquisition, the Company increased its authorized common stock from 25,000,000 to 75,000,000 and initiated a forward 3 for 1 stock split, resulting in 21,390,000 total outstanding common shares. See also Note 3.

(c) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2001.

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

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

(1) Summary of Significant Accounting Policies (Continued)

(e) Revenue Recognition (continued)

The Company recognize sales revenue in the Systems and New Products divisions on the date of delivery of goods to the customer in accordance with SAB 101.

(f) Deposits

This balance consists of a security deposit on the Company's leased premises.

(g) Property and Equipment and Organizational Expenditures

Office furniture and equipment is stated at cost and is depreciated using the straight line method over their estimated useful lives, currently five years. Organizational expenditures for the Company were paid as completed, totaling $1,554, as of December 31, 2001, and have been expensed as incurred in accordance with SOP 98-5. Betterment's and improvements are capitalized and depreciated over their estimated useful lives, while repairs and maintenance costs are expensed when incurred.

(h) Accounts Payable an Accrued Expenses

The balance consists primarily of unpaid operating expenditures and contractual obligations due currently.

(i) Income Taxes

The Company has applied the Financial Accounting Standards Board Statement 109,Accounting for Income Taxes (SFAS 109), to all operations since inception, for all periods disclosed in this financial examination, and all other disclosures of information for periods prior to acquisitions of the operating subsidiary, CBC.

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

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

(1) Summary of Significant Accounting Policies (Continued)

(i) Income Taxes (continued)

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period, plus or minus the change during the period, in deferred tax assets and liabilities. The Company, exclusive of the operations of its wholly owned subsidiary CBC, has experienced operating losses during its period of existence. These losses occurred in a business activity unrelated to that of CBC and the Company does not have any current plans to re-enter that market. Future profitability of current and unrelated business activities cannot be assured, resulting in the recordation of reserves for the valuation allowance of the entire amount of the determined deferred tax assets (See also Note 6).

(j) Transactions in Capital Stock

All securities issued by the Company and CBC have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the pink sheets under the symbol CBYI. The trading price at December 31, 2001, was $0.40 and has been consistently trading in limited transactions, as of and before the date of this report. See also Notes 3, 5 and 8.

(k) Earnings Per Share

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

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

(1) Summary of Significant Accounting Policies (Continued)

(k) Earnings Per Share (continued)

SFAS 128 is effective for the Company in 1999, 2000 and 2001. However, there were no common stock equivalents during the any of these periods and, therefore, there is no effect on the earnings per share presented for any of these periods, due to the Company's adoption of SFAS 128. Basic earnings per share have been computed using the weighted average number of common shares outstanding.

(2) Office Furniture and Equipment

A summary of property and equipment is as follows:

Office Furniture & Computer Equipment	$ 9,179
Less: Accumulated Depreciation	(4,079)
__________
Net Furniture and Equipment	$ 5,100

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

The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI) and CBC at December 31, 2001, without the consolidating and eliminating adjustments:

	CBYI	CBC	Combined
Current assets	$ -0-	$ 25,602	$25,602
Property and equipment, net	-0-	5,100	5,100
Other assets	-0-	2,491	2,491
	__________	__________	__________
	$ -0-	$ 33,193	$33,193
	=========	=========	=========
Current liabilities	$ -0-	$ 39,254	$39,254
Stockholders' equity	-0-	(6,061)	(6,061)
	__________	__________	__________
	$ -0-	$ 33,193	$33,193
	=========	=========	=========

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

Included in consolidated results of operations for the period ended December 31, 2001 are the following results of the previously separate companies for the period from February 23, 2001 to December 31, 2001:

	CBYI	CBC	Consolidated
Net sales	$ -0-	$ 396,150	$ 396,150
Net income (Loss)	$ (8,403)	$ (15,435)	$ (23,838)

(4) Related Party Transactions & Significant Customers/Suppliers

A majority of CBC's commission income is derived from two unrelated manufacturing companies that it represents. The commission income from these two significant customers was $28,765 and $252,033, respectively, for the period ended December 31, 2001 (see also Note 7).

(5) Certain Beneficial Owners and Management

The following is a list of the officers and directors of the Company, along with all other shareholders owning directly or indirectly at least 5% of the Company's shares as of December 31, 2001. Robert Thompson, President and CEO was compensated $126,039 during the year 2001.

Shareholder/Position/Title	Shares Held	Ownership
Robert Thompson - President &CEO	12,026,953	56.2%
Charles Prebay - Vice President & CFO	2,000,000	9.4
Chris Walker	1,059,000	5.0
Cede & Co. - Investor	1,188,000	5.5
All Other Investors	5,116,047	23.9
	__________	__________
Total shares issued & outstanding	21,390,000	100.0%

(6) Income Taxes

As of December 31, 2001, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $800.At December 31, 2001 deferred taxes consisted of a net tax assets (benefits) of approximately $13,417, due to operating loss carryforwards of the Company totaling $67,282, which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

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

Common StockThe Company is authorized to issue 75,000,000 common shares with a $0.001 par value. Following a 3 for 1 forward split of common shares outstanding on March 8, 2001, total outstanding shares amounted to 21,390,000. Each common share is entitled to one vote and there are no other preferences. No dividends have been paid by the Company since inception.

Commitments and Contingencies

CBC maintains an office/warehouse facility in Tustin, California. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term in excess of one year are as follows:

Period Ended December 31,
2002	$ 19,184
Thereafter	-0-
__________
Total	$ 19,184

The Company was not involved in any litigation as of the date of this examination.