Form 10QSB
period 2002-03-31
CAL BAY INTERNATIONAL INC
filed 2002-05-14
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 21,390,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

CAL-BAY INTERNATIONAL, INC.

INDEX
PART I.	FINANCIAL INFORMATION	PAGE NO.
	Item 1. Financial Statements
	Consolidated Balance Sheet as of March 31, 2002	4
	Comparative Unaudited Consolidated Statements of Operations for the Period of Inception to March 31, 2002, and for the Three Months Ended March 31, 2002, and 2001	5
	Unaudited Consolidated Statement of Changes in Stockholders' Equity for the Period Ended March 31, 2002	6
	Comparative Unaudited Consolidated Statements of Cash Flows for the Period of Inception to March 31, 2002, and for the Three Months Ended March 31, 2002, and 2001	7
	Notes to the Unaudited Consolidated Financial Statements	8
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
PART II.	OTHER INFORMATION
	Item 6. Exhibits and Reports on Form 8-K	23
	(a) Exhibits
	(b) Reports on Form 8-K
	Signatures	23

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

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

CONSOLIDATED BALANCE SHEET (unaudited)

March 31, 2002
ASSETS
Current Assets:
Cash (Note 1c)	$ 7,676
Loan Receivable from Stockholders (Notes 1f & 4)	18,500
__________
TOTAL CURRENT ASSETS	26,176
Office Furniture and Equipment, at cost, net of accumulated depreciation of $4,538 (Notes 1h & 2)	4,641
Deposit (Note 1g)	2,491
__________
TOTAL ASSETS	$ 33,308
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses (Note 1i)	$ 34,972
Income Taxes Payable (Notes 1j & 6)	1,600
__________
TOTAL CURRENT LIABILITIES	36,572
Commitments and Contingencies (Note 9)	- - -
Stockholders' Equity:
Common Stock, $.001 par value; 75,000,000 shares authorized; 21,390,000 shares issued and outstanding (Notes 1b, 1k, 3 & 8)	$ 21,390
Additional Paid in Capital - (Discount on Stock)	(3,613)
Retained Deficit	(21,041)
__________
TOTAL STOCKHOLDERS' EQUITY	(3,264)
__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 33,308
=========

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2002 & 2001

	Three Months Ended March 31	Three Months Ended March 31
	2002	2001
	(unaudited)	(unaudited)
Revenues	$ 84,001	$ 52,971
Cost of Sales	-0-	13,183
	__________	__________
Gross Profit	84,001	39,788
Operating Expenses	81,204	22,773
	__________	__________
Net Income	$ 2,797	$ 17,015
	=========	=========
Earnings Per Share:
Basic & Diluted	0.00	0.00
	=========	=========
Weighted average Shares outstanding:
Basic & Diluted	21,390,000	17,112,000
	=========	=========

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Period Ended March 31, 2002

	Common Stock		Additional Paid-in Capital (Discount on Stock)	Retained Deficit	Total Stockholders' Equity
	Number of Shares	($0.001 Par) $ Amount
Balance at inception (February 22, 2001)	17,112,000	$ 17,112	$ (7,738)	$ -0-	$ 9,374
Recapitalization for Reverse Acquisition on March 8, 2001	4,278,000	4,278	4,125	---	8,403
Net (Loss) December 31, 2001	---	---	---	(23,838)	(23,838)
	__________	__________	__________	__________	__________
Balance at December 31, 2001	21,390,000	21,390	(3,613)	(23,838)	(6,061)
Net Income March 31, 2002	---	---	---	2,797	2,797
	__________	__________	__________	__________	__________
Balance at March 31, 2002	21,390,000	$ 21,390	$ (3,613)	$ (21,041)	$ (3,264)
	__________	__________	__________	__________	__________

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 & 2001

	Three Months Ended March 31	Three Months Ended March 31
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$ 2,797	$ 17,015
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	459	325
Net (Decrease) to current assets & current liabilities	(21,182)	(15,823)
	__________	__________
Total adjustments	(20,723)	(15,498)
	__________	__________
Net cash (used) provided by operating activities	(17,926)	1,517
Cash flows from investing activities:
Reverse acquisition of Cal Bay International, Inc. (net of cash acquired)	-0-	3,499
	__________	__________
Net cash provided by investing activities	-0-	3,499
	__________	__________
Net (decrease) increase in Cash	(17,926)	5,016
Cash & equivalents, Beginning of period	25,602	2,568
	__________	__________
Cash & equivalents, End of period	$ 7,676	$ 7,584
	=========	=========
Supplemental cash flow information:
Cash paid for interest	$ -0-	$ -0-
Cash paid for taxes	$ -0-	$ -0-

Acquisition Note: In connection with the reverse acquisition of Cal-Bay International, Inc. by Cal-Bay Controls, Inc., the Company acquired net assets with a fair value of $8,442 (including cash of $4,904) and assumed liabilities of $39. See also Note 3.

See notes to consolidated financial statements

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 (unaudited)

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

Cal-Bay Controls, Inc. (CBC) was originally a sole proprietorship, being operated since 1990 under the name Cal-Bay Controls, in Tustin, California, by its owner Robert Thompson. CBC, which represents the only operating entity of the Company, is a manufacturer's representative and distribution firm, serving California, Nevada and Hawaii in process, environmental, safety and laboratory markets. On February 22, 2001, CBC was incorporated under the name Cal-Bay Controls, Inc. The accompanying consolidated statements of operations and cash flows reflect the comparative three month period of operations of the sole proprietorship for the period prior to incorporation and include pro forma adjustments to the operations of the sole proprietorship for comparison purposes.

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

March 31, 2002 (unaudited)

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

(c) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2002.

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

March 31, 2002 (unaudited)

(1) Summary of Significant Accounting Policies (Continued)

(e) Revenue Recognition (continued)

The Company recognizes sales revenue in the Systems and New Products divisions on the date of delivery of goods to the customer in accordance with SAB 101.

(f) Loan Receivable From Stockholders & Related Parties

The balance of loan receivable from stockholders consists of two related party loans. The first is with the majority stockholder and the second is with another stockholder/officer. The loans are interest free and are due on demand. See also Note 4.

(g) Deposits

This balance consists of a security deposit on the Company's leased premises.

(h) Property and Equipment and Organizational Expenditures

Office furniture and equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives, currently five years. Organizational expenditures for the Company were paid as completed, totaling $1,554, have been expensed as incurred in accordance with SOP 98-5. Betterment's and improvements are capitalized and depreciated over their estimated useful lives, while repairs and maintenance costs are expensed when incurred.

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

March 31, 2002 (unaudited)

(1) Summary of Significant Accounting Policies (Continued)

(j) Income Taxes (continued)

SFAS 109 "Accounting for Income Taxes" requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period, plus or minus the change during the period, in deferred tax assets and liabilities. The Company, exclusive of the operations of its wholly owned subsidiary CBC, has experienced operating losses during its period of existence. These losses occurred in a business activity unrelated to that of CBC and the Company does not have any current plans to re-enter that market. Therefore, future profitability of this unrelated business activity cannot be assured, resulting in reserves for the valuation allowance of the entire amount of the determined deferred tax assets (See also Note 6).

(k) Transactions in Capital Stock

All securities issued by the Company and CBC have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the pink sheets under the symbol CBYI. The trading price at March 31, 2002, was $0.40 and has been consistently trading at that approximate price, as of and before the date of this filing. See also Notes 3, 5 and 8.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 (unaudited)

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

(2) Office Furniture and Equipment

A summary of property and equipment is as follows:

Office Furniture & Computer Equipment	$ 9,179
Less: Accumulated Depreciation	(4,538)
__________
Net Furniture and Equipment	$ 4,641

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

March 31, 2002 (unaudited)

(3) Acquisition of Cal-Bay Controls, Inc. (continued)

The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI) and CBC at March 31, 2002, without the consolidating and eliminating adjustments:

	CBYI	CBC	Combined
Current assets	$ -0-	$ 26,176	$ 26,176
Property and equipment, net	-0-	4,641	4,641
Other assets	-0-	2,491	2,491
	__________	__________	__________
	$ -0-	$ 33,308	$ 33,308
	=========	=========	=========
Current liabilities	$ -0-	$ 36,572	$ 36,572
Stockholders' equity	-0-	(3,264)	(3,264)
	__________	__________	__________
	$ -0-	$ 33,308	$ 33,308
	=========	=========	=========

Included in consolidated results of operations for the period ended March 31, 2002 are the following results of the previously separate companies:
	CBYI	CBC	Consolidated
Net sales	$ -0-	$ 84,001	$ 84,001
Net income	$ -0-	$ 2,797	$ 2,797

(4) Related Party Transactions & Significant Customers/Suppliers

As of the period ended March 31, 2002, the Company has advanced the majority stockholder and another stockholder/officer a total of $18,500, which is included in the accompanying financial statements as loan receivable from stockholders (see Note 1f).

A majority of CBC's commission income is derived from two unrelated manufacturing companies that it represents (see also Note 7).

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 (unaudited)

(5) Certain Beneficial Owners and Management

The following is a list of the officers and directors of the Company, along with all other shareholders owning directly or indirectly at least 5% of the Company's shares as of March 31, 2002.

Shareholder/Position/Title	Shares Held	Ownership %
Robert Thompson - President &CEO	12,026,953	56.2%
Charles Prebay - Vice President & CFO	2,000,000	9.4
Chris Walker	1,059,000	5.0
Cede & Co. - Investor	1,188,000	5.5
All Other Investors	5,116,047	23.9
	__________	__________
Total shares issued & outstanding	21,390,000	100.0%

(6) Income Taxes

As of March 31, 2002, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $800.

At March 31, 2002 deferred taxes consisted of a net tax assets (benefits) of approximately $12,737, due to operating loss carryforwards of the Company totaling $64,485, which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

(7) Off Balance Sheet Risk

The Company could be affected by the inability to establish a market for their shares of stock. Additionally, since the date of incorporation, the sales revenue for the Company has come primarily from two principal accounts, which is due to the fact that the markets for the products from these accounts have been very active recently. Over the long-term, management expects the markets for these products and accounts to diversify. Also, these principals are not the only suppliers for these products and management has other sources for identical products if it becomes necessary to find other suppliers.

(8) Common Stock

The Company is authorized to issue 75,000,000 common shares with a $0.001 par value. Following a 3 for 1 forward split of common shares outstanding on March 8, 2001, total outstanding shares amounted to 21,390,000. Each common share is entitled to one vote and there are no other preferences. The Company since inception has paid no dividends.

CAL-BAY INTERNATIONAL, INC.

And Subsidiary

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 (unaudited)

(9) Commitments and Contingencies

CBC maintains an office/warehouse facility in Tustin, California. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term in excess of one year are as follows:

Period Ended March 31, 2003	$ 8,941
Thereafter	-0-
__________
Total	$ 8,941

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

Our business

Cal Bay was organized under the corporate laws of the State of Nevada on December 9, 1998 originally under the name Var-Jazz Entertainment, Inc. Var-Jazz was not successful in its business venture and the board of directors determined it was in the best interest of the Company to seek additional business opportunities. On March 8, 2001, Var-Jazz entered into an Agreement and Plan of Reorganization, (the "Agreement"), with Cal Bay Controls, Inc. whereby Var-Jazz changed its name to Cal Bay International, Inc., and acquired Cal Bay Controls, Inc. as a wholly owned subsidiary in exchange for 17,112,000 shares of common stock.

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

Marketing Strategy

Cal Bay uses a multi-faceted marketing strategy to maximize the limited amount of resources available. The following marketing approaches are currently used or are planned for future use:

* Press releases and advertising in local trade publications (i.e., ISA Newsletter, AWMA Journal)

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

* Strategic alliances with other suppliers of non-competitive products and services

* Direct mail marketing to selected industry/market segments for selected products

* Telemarketing of selected market segments for selected products

* Cooperation with marketing programs initiated by principals/vendors

Growth Strategy

Cal Bay plans to grow the sales representative business in several ways. We are currently evaluating searching for new products to represent/distribute in addition to our current base of products. We have targeted new products that will complement our existing product lines, including water quality instrumentation, toxic gas sensors and flow and level monitoring instrumentation among others.

We intend to add an outside sales engineer in mid 2002 in order to increase business in southern California and we plan to hire an inside sales support person for our main office in late 2002.

We hope to open an Eastern U.S. office in late 2002. We anticipate this office will become the focus of additional sales representative and distribution activities in the Eastern U.S. and will also serve as the office location for our new Technology Director who is expected to join Cal Bay in mid or late 2002.

We will evaluate the possibility of opening a northern California office at some time within the next 1 - 2 years. We intend to also evaluate the feasibility of opening a southern Nevada office at some time within the next two years.

Finally, we will evaluate the possibility of expanding beyond our traditional role as a local sales representative/distributor by negotiating with one or more foreign manufacturer's of measurement and control products who wish to gain entry into the U.S. market. Cal Bay anticipates it would be come the U.S. distributor for such products and would be responsible for developing a national sales representative network.

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

Cal Bay serves the small industrial plants market for its CEMS product. Cal Bay relies entirely on network marketing and referrals from consultants for the CEMS product.

The market for CEMS is entirely driven by local, state and national regulations promulgated by regulatory agencies, including the South Coast Air Quality Management District, California Air Resources Board and the U.S. Environmental Protection Agency.

We have no plans to develop another system product, but remain open to new opportunities as they arise.

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

Cal-Bay has reached a tentative agreement with AET to develop and market the pattern recognition technology described in the previous section to the military for the explosives detection market. Based upon this agreement, AET will purchase the basic technology and Cal-Bay will be responsible for the market research, design and finished product development and production. Cal-Bay will utilize AET's existing network of contacts within the military and government contractors to sell the MRX technology for the measurement of explosives. The initial market area for the pattern recognition technology will be with AET in the explosives and munitions testing market for the military. There are hundreds of currently operating or recently closed military facilities in the U.S. which have existing of former supplies of explosives and munitions which require safe disposal. This represents a significant opportunity in a prime market, with little or no viable competition, and an existing client base.

AET and Cal-Bay will also pursue the possibility of expanding our joint efforts into several other markets related to the explosives market. These could include the airport security market, and drug enforcement markets. The airport security market also has a significant potential.

The capability of pattern recognition technology to rapidly and accurately differentiate a wide variety of substances at very low levels (parts per trillion) and its portability makes it ideal for airport security (including aircraft cargo bays, baggage handling and passenger scans). Identification of ammonia and nitrogen based explosives, gunpowder, alcohol and any number of illegal drugs in a rapid non-invasive manner using this technology as a stand-alone or portable recognition device could significantly improve the airport security industry. There are currently about 3,000 airport bomb-scanning systems in use worldwide.

Pattern recognition technology is ideal for use in a "screening" application to identify the presence of a targeted chemical substance, such as an illegal drug. This analyzer can be programmed to store multiple drugs signatures into memory and can then be used to perform a very fast, accurate and sensitive, non-invasive screen of a person or property to determine the presence of the targeted substance. This market includes federal, state and local law enforcement agencies, as well as hospitals, clinics and emergency health care facilities.

Cal-Bay will also market pattern recognition technology to those markets that we are already currently serving through our CBC - Representative/Distributor Subsidiary.

Existing regulations and governmental requirements will be a driving force behind the future sales of pattern recognition technology to the explosives/munitions, airport security, drug enforcement, environmental and safety markets. Marketing for this technology will be tailored to the targeted markets. We expect that the initial marketing efforts will be limited until Cal-Bay is successful in demonstrating the technology and until we approvals from various industry standards organizations.

Future Product R&D

In addition to the pattern recognition technology that Cal-Bay plans to develop, we will continually be searching for other new technology ideas that we may develop internally, partner with or acquire in the future.

One resource that Cal-Bay will utilize to aid in the search for new technologies is the services of "technology brokers" that specialize in identifying new technology and matching that technology with companies that are looking for new products to develop. Cal-Bay has recently used such a service to evaluate a new technology patented by the faculty of a public U.S. university that had reached the "proof of concept" stage and needed additional funding and resources to complete the development into a commercially-viable product.

Each year there are many thousands of new patent applications filed, including many by universities or by small, private inventors who do not have the resources or facilities or inclination to complete the development of their new idea into a commercial product. Of these new patents, many are in areas of interest to Cal-Bay, including new sensor technology, new analytical methodologies, and new processes for environmental measurement and remediation. Cal-Bay will review new patents in these areas, and will select appropriate new technologies to target for possible acquisition for future development.

Three Months Ended March 31, 2002 and 2001

Cal-Bay generated $84,001 in combined commission income from our representative/distributor division and revenues from product sales in the systems division for the three-month period ended March 31, 2002 with cost of sales of $-0- for a gross profit of $84,001 or a 100% margin. This compares with $52,971 in commission income and product sales revenues for the three-month period ended March 31, 2001 with cost of sales of $13,183 and gross profit of $39,788 or a 75% margin. Gross profit for the three-month period ended March 31, 2002 was $31,030 more than the same period ended in 2001. Cash provided by operating activities was ($17,926) for the three-month period ended March 31, 2002 compared to $1,517 for the same period ended in 2001.

The increase in revenues and gross profits is due to an increase in commission income received during the three months ended March 31, 2002 from the sales of products in the representative/distributor division compared to the same period in 2001. This increase in business from our representative/distributor division is primarily the result greater sales focus on the products sold through the representative/distributor division.

Operating expenses for the three months ended March 31, 2002 were $81,204 compared to $22,773 for the same period in 2001, which is an increase of $58,431. For the three month period ended March 31, 2002, Cal-Bay had a net income of $2,797 compared to a net income of $17,015 for the same period in 2001, which is a decrease in net income of $14,218. The majority of this increase in expenses is attributed to Cal-Bay becoming a reporting public company with increased fees for accounting and legal services.

Liquidity and Capital Resources

As of March 31, 2001, Cal Bay has total assets of $33,308, including cash on hand of $7,676, loan receivables in the amount of $18,500, security deposit of $2,491 and office furniture and equipment valued at $4,641. Current liabilities total $36,572 in accrued expenses, accrued salaries and wages, and income taxes payable. Legal and accounting costs have increased substantially in 2002 for the Company due to the public company reporting requirements imposed as a result of the Company's Form 10-SB registration statement. Cal Bay does not anticipate any major new capital expenditures for the next twelve months, and does not plan to move to a new facility or to otherwise increase the overhead expense level in any way. Cal Bay plans to continue the current operations of all divisions with the present management structure, financial and operational goals for the near term. Based upon the sales, expense and income results from the first quarter of operations and our projections for the remainder of the year, the Company believes that it can maintain the current level of operations for the rest of the year without having to raise additional funds. The company believes that its cash needs to maintain current operations can be met with cash on hand and revenues from accounts receivable on orders for at least the next twelve months. However, should the Company require additional capital, the Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAL-BAY INTERNATIONAL, INC.

Date: May 14, 2002 By: /s/ Robert Thompson

Robert Thompson

President

Date: May 14, 2002 By: /s/ Charles A. Prebay

Charles A. Prebay

Treasurer