Form 10QSB
period 2002-06-30
CAL BAY INTERNATIONAL INC
filed 2002-08-12
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                           Commission File No. 0-32893
                           CAL-BAY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                            26-0021800
      (State or other jurisdiction of     (IRS Employer Identification  No.)
       incorporation or organization)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 21,390,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY

                                      INDEX

PART I.          FINANCIAL INFORMATION                              PAGE NO.
                                                                    --------
Item 1.          Financial Statements

                 Consolidated Balance Sheet as of
                 June 30, 2002.                                            3

                 Comparative Unaudited Consolidated Statements of
                 Operations for the Three and Six Months Ended
                 June 30, 2002, and 2001                                   4

                 Unaudited Consolidated Statement of Changes in
                 Stockholders' Equity for the Period Ended
                 June 30, 2002                                             5

                 Comparative Unaudited Consolidated Statements of
                 Cash Flows for the Three and Six Months Ended
                 June 30, 2002, and 2001                                   6

                 Notes to the Unaudited Consolidated Financial
                 Statements                                                7-14

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       15-22


PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                          23

                 Signatures                                                23

                (Inapplicable Items have been omitted)




                          CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (unaudited)
                                  June 30, 2002

                                     ASSETS

Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . .  $  1,451
  Loan Receivable from Stockholder (Note 4) . . . .    27,500
                                                     ---------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .    28,951

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $4,997 (Notes 1i & 2) . . . . . . . . . . . . . .     4,181

Deposit (Note 1h) . . . . . . . . . . . . . . . . .     2,491
                                                     ---------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $ 35,623
                                                     =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accrued Expenses (Note 1j). . . . . . . . . . . .  $ 42,237
  Income Taxes Payable (Notes 1k & 6) . . . . . . .     1,600
                                                     ---------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . .    43,837

Commitments and Contingencies (Note 9). . . . . . .     - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; 21,390,000 shares issued and
    outstanding (Notes 1b, 1l, 3 & 8) . . . . . . .  $ 21,390
  Additional Paid in Capital - (Discount on Stock).    (3,613)
  Retained Deficit. . . . . . . . . . . . . . . . .   (25,991)
                                                     ---------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . .    (8,214)
                                                     ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . .  $ 35,623
                                                     =========

See  notes  to  consolidated  financial  statements.


                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2002 & 2001 and
                  For the Six Months Ended June 30, 2002 & 2001


                            Three  Months  Ended          Six  Months  Ended
                                  June  30                     June  30
                        --------------------------  --------------------------
                            2002          2001          2002          2001
                        ------------  ------------  ------------  ------------
                        (unaudited)   (unaudited)   (unaudited)    (unaudited)

Revenues . . . . . . .  $    54,755   $   100,827   $   138,756   $   153,798

Cost of Sales. . . . .          -0-        34,540           -0-        47,723


Gross profit . . . . .       54,755        66,287       138,756       106,075

Operating expenses . .       59,704        83,741       140,909       106,514
                        ------------  ------------  ------------  ------------

Net (loss) . . . . . .  $    (4,949)  $   (17,454)  $    (2,153)  $      (439)
==============================================================================

Net (loss)
  Per share:
    Basic & Diluted. .        (0.00)        (0.00)        (0.00)        (0.00)

Weighted average
  Shares outstanding:
    Basic & Diluted. .   21,390,000    21,390,000    21,390,000    19,806,431


See  notes  to  consolidated  financial  statements.


                          CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)
                       For the Period Ended June 30, 2002


                                                             Additional
                                                             Paid-in
                                        Commo  Stock         Capital                Total
                                    Number of  ($0.001 Par)  (Discount   Retained   Stockholders'
                                     Shares    $ Amount      on Stock)   Deficit    Equity
                                   --------------------      ----------  ---------  ---------

Balance at inception
  (February 22, 2001) . . . . . .  17,112,000  $17,112        $  (7,738)  $    -0-   $  9,374

  Recapitalization for Reverse
    Acquisition on March 8, 2001    4,278,000    4,278            4,125        ---      8,403

  Net (Loss) June 30, 2001                ---      ---              ---       (527)      (527)
                                   ----------  -------        ----------  ---------  ---------

Balance at June 30, 2001. . . . .  21,390,000   21,390           (3,613)      (527)    17,250

  Net (Loss) December 31, 2001            ---      ---              ---    (23,311)   (23,311)
                                   ----------  -------        ----------  ---------  ---------

Balance at December 31, 2001. . .  21,390,000   21,390           (3,613)   (23,838)    (6,061)

  Net (Loss) June 30, 2002                ---      ---              ---     (2,153)    (2,153)
                                   ----------  -------        ----------  ---------  ---------

Balance at June 30, 2002. . . . .  21,390,000  $21,390        $  (3,613)  $(25,991)  $ (8,214)
                                   ==========  =======        ==========  =========  =========

See  notes  to  consolidated  financial  statements


                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended June 30, 2002 & 2001 and
                  For the Six Months Ended June 30, 2002 & 2001


                                        Three  Months  Ended         Six  Months  Ended
                                              June  30                    June  30
                                      --------------------------   -----------------------
                                          2002          2001          2002        2001
                                      ------------  ------------  ------------  --------
                                     (unaudited)   (unaudited)   (unaudited)   (unaudited)
 CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . .  $    (4,949)  $   (17,454)  $    (2,153)  $  (439)
                                      ------------  ------------  ------------  --------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .          459           325           918       650
Increase (decrease)
  To current assets &
  Current liabilities. . . . . . . .       (1,735)       40,855       (22,916)   25,032
                                      ------------  ------------  ------------  --------

Total adjustments. . . . . . . . . .       (1,276)       41,180       (21,998)   25,682
                                      ------------  ------------  ------------  --------

Net cash provided (used) by
  Operating activities . . . . . . .       (6,225)       23,726       (24,151)   25,243
                                      ------------  ------------  ------------  --------

CASH FLOWS FROM
  INVESTING ACTIVITIES:

Reverse acquisition of Cal
  Bay International, Inc.
  (net of cash acquired) . . . . . .          -0-           -0-           -0-     3,499
                                      ------------  ------------  ------------  --------

Net cash provided by
  Investing activities . . . . . . .          -0-           -0-           -0-     3,499
                                      ------------  ------------  ------------  --------

Net increase (decrease). . . . . . .       (6,225)       23,726       (24,151)   28,742
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .        7,676         7,584        25,602     2,568
                                      ------------  ------------  ------------  --------

Cash & equivalents,
  End of period. . . . . . . . . . .  $     1,451   $    31,310   $     1,451   $31,310
                                      ============  ============  ============  ========

Supplemental cash flow information:
Cash paid for interest . . . . . . .  $       -0-   $       -0-   $       -0-   $   -0-
                                      ============  ============  ============  ========
Cash paid for taxes. . . . . . . . .  $       -0-   $       -0-   $       -0-   $   -0-
                                      ============  ============  ============  ========

Acquisition Note: In connection with the reverse acquisition of Cal-Bay International, Inc. by Cal-Bay Controls, Inc., the Company acquired net assets with a fair value of $8,442 (including cash of $4,904) and assumed liabilities of $39. See also Note 3.

See  notes  to  consolidated  financial  statements

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARY
NOTES  TO  FINANCIAL  STATEMENTS
June  30,  2002  (unaudited)

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

          Cal-Bay Controls, Inc. (CBC) was originally a sole proprietorship, being operated since 1990 under the name Cal-Bay Controls, in Tustin, California, by its owner Robert Thompson. CBC, which represents the only operating entity of the Company, is a manufacturer's representative and distribution firm, serving California, Nevada and Hawaii in process, environmental, safety and laboratory markets. On February 22, 2001, CBC was incorporated under the name Cal-Bay Controls, Inc. The accompanying consolidated statements of operations and cash flows reflect the comparative three and six month periods of operations of the sole proprietorship for the periods prior to incorporation and include pro forma adjustments to the operations of the sole proprietorship for comparison purposes.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARY
NOTES  TO  FINANCIAL  STATEMENTS
June  30,  2002  (unaudited)

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

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2002.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARY
NOTES  TO  FINANCIAL  STATEMENTS
June  30,  2002  (unaudited)

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARY
NOTES  TO  FINANCIAL  STATEMENTS
June  30,  2002  (unaudited)

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and CBC have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over The Counter Bulletin Board (OTCBB) under the symbol CBYI. The trading price at June 30, 2002 was $0.31 and has been consistently trading in limited transactions, as of and before the date of this report. See also Notes 3, 5 and 8.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARY
NOTES  TO  FINANCIAL  STATEMENTS
June  30,  2002  (unaudited)

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (l)  Earnings  Per  Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion 15, "Earnings Per Share". SFAS 128 requires dual presentation of basic and, where applicable, diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share which utilizes the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted earnings per share. SFAS 128 is effective for the Company in 1999, 2000, 2001 and 2002. However, there were no common stock equivalents during the any of these periods and, therefore, there is no effect on the earnings per share presented for any of these periods, due to the Company's adoption of SFAS 128. Basic earnings per share have been computed using the weighted average number of common shares outstanding.

(2)  Office  Furniture  and  Equipment

          A  summary  of  property  and  equipment  is  as  follows:
               Office  Furniture  &
               Computer  Equipment                  $  9,178
               Less:  Accumulated  Depreciation      (4,997)
                                                      ------
               Net  Furniture  and  Equipment       $  4,181
                                                    ========


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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARY
NOTES  TO  FINANCIAL  STATEMENTS
June  30,  2002  (unaudited)

(3)  Acquisition  of  Cal-Bay  Controls,  Inc.  (continued)

     The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI) and CBC at June 30, 2002, without the consolidating and eliminating adjustments:


                               CBYI     CBC      Combined
                               -----  --------  ----------
  Current assets. . . . . . .  $ -0-  $28,951   $  28,951
  Property and equipment, net    -0-    4,181       4,181
  Other assets. . . . . . . .    -0-    2,491       2,491

                               -----  --------  ----------
                               $ -0-  $35,623   $  35,623
                               =====  ========  ==========

  Current liabilities . . . .  $ -0-  $ 43,837     $43,837
  Stockholders' equity. . . .    -0-   (8,214)     (8,214)

                               -----  --------  ----------
                               $ -0-  $35,623    $  35,623
                               =====  ========   =========

     Included in consolidated results of operations for the period ended June 30, 2002 are the following results of the previously separate companies:


                     CBYI      CBC      Consolidated
                     -----  ---------  --------------
  Net sales . . . .  $ -0-  $138,756   $     138,756
                     =====  =========  ==============
  Net income (loss)  $ -0-  $ (2,153)  $      (2,153)
                     =====  =========  ==============

(4)  Related  Party  Transactions  &  Significant  Customers/Suppliers

     As of the period ended June 30, 2002, the Company has advanced the majority stockholder and another stockholder/officer a total of $27,500, which is included in the accompanying financial statements as loan receivable from stockholder (see Note 1f). Additionally, a majority of CBC's commission income is derived from two unrelated manufacturing companies that it represents (see also Note 7).

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARY
NOTES  TO  FINANCIAL  STATEMENTS
June  30,  2002  (unaudited)

(5)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning directly or indirectly at least 5% of the Company's shares as of June 30, 2002.


Shareholder/Position/Title             Shares Held  Ownership
--------------------------------       -----------  ----------

Robert Thompson - President & CEO       12,026,953       56.2%
Charles Prebay - Vice President $ CFO    2,000,000        9.4
Chris Walker                             1,059,000        5.0
Cede & Co. - Investor                    1,188,000        5.5
All Other Investors                      5,116,047       23.9
                                        ----------  ----------
Total Shares issued & outstanding       21,390,000      100.0%
                                        ==========  ==========

(6)  Income  Taxes

     As of June 30, 2002, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $1,600.

     At June 30, 2002 deferred taxes consisted of a net tax assets (benefits) of approximately $13,887, due to operating loss carryforwards of the Company totaling $69,434, which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARY
NOTES  TO  FINANCIAL  STATEMENTS
June  30,  2002  (unaudited)

(9)  Commitments  and  Contingencies

     CBC maintains an office/warehouse facility in Tustin, California. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term in excess of one year are as follows:

     Period  Ended  June  30,

             2003          $     -0-
             Thereafter          -0-
                          ----------
             Total         $     -0-
                           =========

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

OUR  BUSINESS

     Cal-Bay operated as a sole proprietorship in early-2001, until incorporation on February 22, 2001 and was involved in a reverse acquisition by Var-Jazz on March 8, 2001. Cal-Bay received approval from the SEC on March 7, 2002 on the Company's Form 10-SB registration statement. And, in June of 2002 Cal-Bay received approval from the NASD to move from the Pink Sheets to the Over the Counter Bulletin Board (OTC BB) exchange.

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

SYSTEMS  DIVISION

     In addition to selling products and services as a representative/distributor, Cal Bay also produces a small number of equipment systems which incorporate a variety of products and parts from numerous vendors and that are integrated into a completely operational system by Cal Bay.
     Cal Bay currently offers a Continuous Emissions Monitoring (CEMS) product line. Until recently, Cal-Bay also offered an EMS product, but this product line was recently discontinued.

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

NEW  PRODUCTS  DIVISION

     Cal Bay is currently exploring several opportunities to develop new products and/or technologies, as follows:

     SPECTRA  UNLIMITED  -  PRODUCT  ACQUISITION/DEVELOPMENT
     -------------------------------------------------------

     Cal-Bay has reached tentative agreement and signed a letter of intent to acquire the technology rights to several products developed by Spectra Unlimited, a recently dissolved company. The rights to these products are owned by the former partners in Spectra Unlimited.

     The  Spectra  products  include  the  following:

     - Streaming Current Analyzer - this analyzer uses the proven thermoconductivity principle of analysis and is unique in that it can discriminate a single component of interest from a complex mixture of different components. Potential applications include: measurement of solids in a binary solution, selective measurement of a single gas in a complex mixture of gases for purity or quality control, various solvent ratios for process control, product quality measurements, etc.
     - Infrared Spectrometer - This is a highly sensitive NDIR spectrometer designed for gas measurements in environmental or process control applications. It uses dual measurement channels and an energy-balancing circuit that allows the use of the same optical filters for sample and reference wavelengths.
     - Catalytic Scrubbers - A series of proprietary non-depleting catalytic scrubbers that can turn most active substances inert to improve sampling and analysis in difficult applications.

     It is currently unknown what the market potential of these products are, or the amount of additional research and product development that will be required before taking these products to market, however Cal-Bay believes that each of these products can be developed with a fairly limited amount of resources and that these products will fit very well into our existing areas of business. If the R&D of these products is successful it is anticipated that these products will be manufactured and sold either by a new subsidiary company to be established or by a company to be acquired by Cal-Bay that already has a manufacturing capability and sales organization.


     PATTERN  RECOGNITION  TECHNOLOGY  -  PRODUCT  DEVELOPMENT
     ---------------------------------------------------------

     Cal-Bay has been working on the development of a new type of analytical product during the past few years that has tremendous potential. This product uses pattern recognition and neural net processing, together with software programming which enables almost any measurement based technology to perform at improved levels. Pattern recognition is the art of separating complex electronic signatures from even more complex backgrounds. By improving the measurement signal and reducing the background noise, these products can provide results that are not achievable with conventional analytical devices. As an analytical technology it is unique in that it is fast responding (within milliseconds), accurate, sensitive (parts per trillion levels), inexpensive, compact and can identify multiple substances at the molecular level.

     Currently, this technology has not been developed for use in many markets and/or applications and little or no marketing research has been performed to determine suitable applications for the technology. Additional product development is necessary to refine the basic technology into products designed for specific use in specific applications. Marketing research will be needed to determine viable markets and applications as well as the features required to be successful in those markets.

     Cal-Bay intends to focus initially on the use of this new pattern recognition technology to enhance conventional technology with which Cal-Bay is most familiar, primarily in the measurement of various chemical compounds in the environmental, process, safety, QC and laboratory markets. If the R&D of these products is successful it is anticipated that these products will be manufactured and sold either by a new subsidiary company to be established or by a company to be acquired by Cal-Bay that already has a manufacturing capability and sales organization.

     Also, Cal-Bay has developed a strategic alliance with another company that will provide Cal-Bay with an entry into the explosives detection market for the military which has significant potential for growth.

     This company is presently working at a military facility in Iowa to develop new technology, has offices and laboratory facilities in Iowa, and is an established government contractor with a secure government contract number, is listed in several DOD databases, and is currently a sub-contractor to American Ordinance Inc. which is owned by General Dynamics. Cal-Bay will utilize an existing network of contacts within the military and government contractors to sell the pattern recognition technology for the measurement of explosives. There are hundreds of currently operating or recently closed military facilities in the U.S. which have existing of former supplies of explosives and munitions which require safe disposal. This represents a significant opportunity in a prime market, with little or no viable competition, and an existing client base.

     Cal-Bay will also pursue the possibility of expanding these joint efforts into several other markets related to the explosives market. These could include the airport security market, and drug enforcement markets. Each of these markets have significant potential, especially since the tragic events of September 11, 2001, which has created a need for new analytical tools to be used in the "homeland security" effort.

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

     Pattern recognition technology is also ideal for use in a "screening" application to identify the presence of a targeted chemical substance, such as an illegal drug. This analyzer can be programmed to store multiple drugs signatures into memory and can then be used to perform a very fast, accurate and sensitive, non-invasive screen of a person or property to determine the presence of the targeted substance. This market includes federal, state and local law enforcement agencies, as well as hospitals, clinics and emergency health care facilities.

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

     ANALYTICAL  SENSORS  -  PRODUCT  DEVELOPMENT
     --------------------------------------------

     Cal-Bay has had preliminary discussions with the former owner of an analytical sensor company regarding the potential development of a new line of sensors. Based upon these initial discussions, we believe that a new line of sensors could be developed for use in a wide variety of analytical instrumentation. Initial development would be limited to specific sensors and markets with the greatest return on investment. It is estimated that the initial resources required for product research and development would be minimal, and that profit margins and return on investment will be excellent. In return for funding the product R&D, providing manufacturing facilities and performing most of the sales and marketing functions, Cal-Bay will receive majority ownership of any new sensors developed.

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

     Future  Potential  Mergers  &  Acquisitions  by  Cal-Bay  International

     Cal-Bay has identified a number of companies that would be good candidates for future mergers and/or acquisitions. Each of these companies has been selected based upon such criteria as profitability, existing management team, ownership desire for exit strategy, synergy/compatibility with Cal-Bay's goals and plans, etc. At this time, Cal-Bay's management is evaluating each of the candidates currently identified and we are actively searching for new candidates in order to determine the best growth strategy for the future.

THREE  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     Cal-Bay generated $54,755 in commission income from our representative/distributor division for the three-month period ended June 30, 2002 with cost of sales of $0 for a gross profit of $54,755. There were no revenues from product sales in the systems division or new products division during this period. These revenues compare with $100,827 in commission income and product sales revenues for the three-month period ended June 30, 2001 with cost of sales of $34,540 and gross profit of $66,287 or a 65.7 % margin. Gross profit for the three-month period ended June 30, 2002 was $11,532 less than the same period ended in 2001. Cash provided by operating activities was ($6,225) for the three-month period ended June 30, 2002 compared to $23,726 for the same period ended in 2001.

     The revenues generated for the three-month period ending June 30, 2002 were less than the anticipated levels of revenues forecast for this period, partly due to the lack of sales from the systems division or new products division during this period, and we believe that this decrease in business activity is due to the slowdown in the economy in general. Several projects that we had forecast for this time period have been delayed, and we have been told by many clients that capital spending budgets have been reduced or placed on hold until later in the year. However, since there were no product sales there were also no cost of sales associated with these sales, therefore the gross profits for the three-month period ending June 30, 2002 were higher than the comparable period in 2001 in which there were higher revenues that were offset by higher cost of sales from the product sales during this period.

     Operating expenses for the three months ended June 30, 2002 were $59,704 compared to $83,741 for the same period in 2001, which is a decrease of $24,037. For the three month period ended June 30, 2002, Cal-Bay had a net loss of $4,949 compared to a net loss of $17,454 for the same period in 2001, which is an increase in net income of $12,505. The majority of this decrease in expenses is attributed to an effort by Cal-Bay management to reduce expenses in anticipation of the economic slowdown.

SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     Cal-Bay generated $138,756 in combined commission income from our representative/distributor division and revenues from product sales in the systems division for the six-month period ended June 30, 2002 with $0 cost of sales for a gross profit of $138,756. This compares with $153,798 in commission income and product sales revenues for the six-month period ended June 30, 2001 with cost of sales of $47,723 and gross profit of $106,075 or a 68.9 % margin. Gross profit for the six-month period ended June 30, 2002 was $32,681 more than the same period ended in 2001. Cash provided by operating activities was ($24,151) for the six-month period ended June 30, 2002 compared to $25,243 for the same period ended in 2001.

     The revenues generated for the six-month period ending June 30, 2002 were less than the anticipated levels of revenues forecast for this period, partly due to the lack of sales from the systems division or new products division during this period, and we believe that this decrease in business activity is due to the slowdown in the economy in general. Several projects that we had forecast for this time period have been delayed, and we have been told by many clients that capital spending budgets have been reduced or placed on hold until later in the year. However, since there were no product sales there were also no cost of sales associated with these sales, therefore the gross profits for the six-month period ending June 30, 2002 were higher than the comparable period in 2001 in which there were higher revenues that were offset by higher cost of sales from the product sales during this period.

     Operating expenses for the six months ended June 30, 2002 were $140,909 compared to $106,514 for the same period in 2001, which is an increase of $34,395. For the six month period ended June 30, 2002, Cal-Bay had a net loss of $2,153 compared to a net loss of $439 for the same period in 2001, which is a decrease in net income of $1,714. The majority of this increase in expenses is attributed to Cal-Bay becoming a reporting public company with increased fee for accounting and legal services. During this period, the accounting fees for completion of an audit, and legal fees and organizational expenses associated with our incorporation would not have been incurred had Cal-Bay continued to operate as a sole proprietorship. If these fees had not been incurred, our net income would have increased substantially. We expect our legal and accounting fees to decrease in the future, although we will require continuing legal and accounting services for our future quarterly and annual reporting. During this period, Cal-Bay's management was informed that the health insurance premiums would increase significantly this year, therefore a new health insurance plan was selected in an attempt to limit the increase in costs. In addition, during this period Cal-Bay's management approved the selection of a new liability insurance policy which resulted in additional expense to the Company. We do not foresee any other increases in expenses or any other major expenditures for the remainder of 2002.

     Cal-Bay operated as a sole proprietorship in early-2001, until incorporation on February 22, 2001 and then the acquisition by Var-Jazz on March 8, 2001. For the initial period of operation after the acquisition by Var-Jazz, the officers of the Company did not draw a salary from Cal-Bay, and were only reimbursed for expenses directly relating to the operation of the Company. As of

June 16, 2001 the Company agreed to pay salaries to the officers of the Company. The first salary payments were made to Cal-Bay employees at the end of June 2001. We believe that the salaries to be paid to the Cal-Bay officers are fair and reasonable compensation consistent with the duties and responsibilities of these positions. These executive salaries were based upon the expected levels of revenues for Cal-Bay, based upon the projected sales forecasts and income projections and expense budgets for the year. At this time, based upon the actual sales to date and the projected sales for the remainder of the year it appears that the 2002 sales for Cal-Bay will probably be less than the forecast for the year, therefore the officers of Cal-Bay have agreed to accept company stock in lieu of salary if required to maintain adequate cash flow for the corporation. In anticipation of this, Cal-Bay's management is making an effort to reduce our operating expenses for the remainder of the year. Also, much of the expense associated with becoming a fully-reporting company has now been incurred and is behind us, and therefore we expect the accounting and legal fees to stabilize and remain fairly constant in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2002, Cal Bay has total assets of $35,623, including cash on hand, loan receivables, prepaid rent, security deposits, and office furniture and equipment. Current liabilities total $43,837 in accrued expenses, accrued salaries and wages, and income taxes payable. Legal and accounting costs increased substantially in 2001 for the Company due to the public company reporting requirements imposed as a result of the Company's Form 10-SB registration statement, which was finally approved by the SEC in March, 2002. In June of 2002 Cal-Bay received approval from the NASD to move from the Pink Sheets to the Over the Counter Bulletin Board (OTC BB) exchange. Cal Bay does not anticipate any major new capital expenditures for the next twelve months, and does not plan to move to a new facility or to otherwise increase the overhead expense level in any way. Cal Bay plans to continue the current operations of all divisions with the present management structure, financial and operational goals for the near term. Based upon the sales, expense and income results from the first two quarters of operations and our projections for the remainder of the year, the Company believes that it can maintain the current level of operations for the rest of the year without having to raise additional funds for operational purposes. The company believes that its cash needs to maintain current operations can be met with cash on hand and revenues from accounts receivable on orders for at least the next twelve months. However, should the Company require additional capital, the Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


Exhibits:

EXHIBIT NUMBER  TITLE                                     LOCATION

          99.1  Certification of Chief Executive Officer  Attached

          99.2  Certification of Chief Financial Officer  Attached




                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAL-BAY  INTERNATIONAL,  INC.


August  9,  2002                   /s/ Robert  Thompson
                                   --------------------
                                   President




August  9,  2002                  /s/ Charles  A.  Prebay
                                  -----------------------
                                  Chief  Financial  Officer