Form 10QSB
period 2002-09-30
CAL BAY INTERNATIONAL INC
filed 2002-11-07
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 23,630,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                       CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY

                                       INDEX


PART I.                            FINANCIAL INFORMATION                               PAGE NO.
                                                                                       ---------
            Item 1.                Financial Statements

                                   Consolidated Balance Sheet as of
                                   September 30, 2002                                      3

                                   Comparative Unaudited Consolidated Statements of
                                   Operations for the Three and Six Months Ended
                                   September 30, 2002, and 2001                            4

                                   Unaudited Consolidated Statement of Changes in
                                   Stockholders' Equity for the Period Ended
                                   September 30, 2002                                      5

                                   Comparative Unaudited Consolidated Statements of
                                   Cash Flows for the Three and Six Months Ended
                                   September 30, 2002, and 2001                            6

                                   Notes to the Unaudited Consolidated Financial
                                   Statements                                           7-11

            Item 2.                Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                 12-19

            Item 3.                Controls and Procedures                                20


PART II.                           OTHER INFORMATION

            Item 6.                Exhibits and Reports on Form 8-K                       20

                                   Signatures                                             20

                                 (Inapplicable Items have been omitted)


                          CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (unaudited)
                               September 30, 2002

                                     ASSETS

Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . .  $   8,351
  Accounts Receivable (Note 1e) . . . . . . . . . .     62,210
  Prepaid Expenses. . . . . . . . . . . . . . . . .     25,506
  Loan Receivable from Stockholder (Note 4) . . . .     21,500
                                                     ----------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .    117,567

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $5,463 (Notes 1i & 2) . . . . . . . . . . . . . .      4,605

Deposit (Note 1h) . . . . . . . . . . . . . . . . .      2,491
                                                     ----------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $ 124,663
                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable (Note 1j). . . . . . . . . . . .  $  78,895
  Accrued Expenses (Note 1j). . . . . . . . . . . .     21,545
                                                     ----------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . .    100,440

Commitments and Contingencies (Note 9). . . . . . .      - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; 23,630,000 shares issued and
    outstanding (Notes 1b, 1l, 3 & 8) . . . . . . .  $  23,630
  Additional Paid in Capital. . . . . . . . . . . .    758,147
  Retained Deficit. . . . . . . . . . . . . . . . .   (757,554)
                                                     ----------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . .     24,223
                                                     ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . .  $ 124,663
                                                     ==========


See  notes  to  consolidated  financial  statements.


                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 2002 & 2001 and
              For the Nine Months Ended September 30, 2002 & 2001


                           Three  Months  Ended         Nine  Months  Ended
                               September  30              September  30
                         -------------------------  -------------------------
                          2002            2001         2002          2001
                        ------------  ------------  ------------  -----------
                        (unaudited)   (unaudited)   (unaudited)   (unaudited)

Revenues . . . . . . .  $   118,139   $    65,930   $   256,645   $   219,727

Cost of Sales. . . . .      101,485        15,700       101,485        63,423
                        ------------  ------------  ------------  -----------

Gross profit . . . . .       16,654        50,230       155,160       156,304

Operating expenses . .      748,217        84,939       888,876       191,452
                        ------------  ------------  ------------  -----------

Net (loss) . . . . . .  $  (731,563)  $   (34,709)  $  (733,716)  $   (35,148)
                        ============  ============  ============  ============


Net (loss)
  Per share:
    Basic & Diluted. .        (0.03)        (0.00)        (0.03)        (0.00)

Weighted average
  Shares outstanding:
    Basic & Diluted. .   22,135,879    21,390,000    21,638,889    20,340,088

See  notes  to  consolidated  financial  statements.


                                              CAL-BAY  INTERNATIONAL,  INC.
                                                     AND  SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (unaudited)

For  the  Period  Ended  September  30,  2002

                                                                                                 Additional
                                                                                                 Paid-in
                                                               Common Stock                      Capital          Total
                                                          Number of   ($0.001 Par)   (Discount   Retained       Stockholders'
                                                           Shares     $Amount        on Stock)   Deficit          Equity
                                                         -----------  ------------   ----------  ------------  --------------

Balance at inception
  (February 22, 2001)                                     17,112,000.  $   17,112     $(7,738)    $     -0-      $     9,374

  Recapitalization for Reverse
    Acquisition on March 8, 2001                           4,278,000        4,278       4,125           ---            8,403

  Net (Loss) September 30, 2001                                  ---          ---         ---       (35,236)         (35,236)
                                                         -----------  ------------   ----------  ------------  --------------

Balance at September 30, 2001 . . . . . . . . . . . . .   21,390,000       21,390      (3,613)      (35,236)         (17,459)

  Net Income December 31, 2001                                   ---          ---         ---        11,398           11,398
                                                         -----------  ------------   ----------  ------------  --------------

Balance at December 31, 2001. . . . . . . . . . . . . .   21,390,000       21,390      (3,613)      (23,838)          (6,061)

    Stock Issued for Services
(Note 1b)                                                  2,240,000        2,240     761,760           ---          764,000

  Net (Loss) September 30, 2002                                  ---          ---         ---      (733,716)        (733,716)
                                                         -----------  ------------   ----------  ------------  --------------

Balance at September 30, 2002 . . . . . . . . . . . . .   23,630,000       $23,630   $ 758,147   $  (757,554)   $     24,223
                                                         ===========  =============  ==========  =============  =============

See  notes  to  consolidated  financial  statements.


                        CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Three Months Ended September 30, 2002 & 2001 and
                    For the Nine Months Ended September 30, 2002 & 2001

                                              Three  Months  Ended        Nine  Months  Ended
                                                  September  30              September  30
                                            -------------------------  -------------------------
                                               2002         2001          2002         2001
                                            -----------  ------------  ------------  -----------
                                           (unaudited)   (unaudited)   (unaudited)   (unaudited)

CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . .  $  (731,563)  $   (34,709)  $  (733,716)  $   (35,148)
                                           ------------  ------------  ------------  ------------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation. . . . . . . . . . . . . . .          466           325         1,384           975
Stock based professional &
  Consulting expenses . . . . . . . . . .      764,000           -0-       764,000           -0-
Increase (decrease)
  To current assets &
  Current liabilities . . . . . . . . . .      (25,114)        9,105       (48,030)       34,137
                                           ------------  ------------  ------------  ------------

Total adjustments . . . . . . . . . . . .      739,352         9,430       717,354        35,112
                                           ------------  ------------  ------------  ------------

Net cash provided (used) by
  Operating activities. . . . . . . . . .        7,789       (25,279)      (16,362)          (36)
                                           ------------  ------------  ------------  ------------

CASH FLOWS FROM
  INVESTING ACTIVITIES:
Fixed asset purchases . . . . . . . . . .         (889)          -0-          (889)          -0-
Reverse acquisition of Cal Bay
International Inc. (net of cash acquired)          -0-           -0-           -0-         3,499
                                           ------------  ------------  ------------  ------------

Net cash (used) provided by
  Investing activities. . . . . . . . . .         (889)          -0-          (889)        3,499
                                           ------------  ------------  ------------  ------------

Net increase (decrease) In Cash . . . . .        6,900       (25,279)      (17,251)        3,463

Cash & equivalents,
  Beginning of period . . . . . . . . . .        1,451        31,310        25,602         2,568
                                           ------------  ------------  ------------  ------------
Cash & equivalents,
  End of period . . . . . . . . . . . . .  $     8,351   $     6,031   $     8,351   $     6,031
                                           ============  ============  ============  ============
Supplemental cash flow information:
Cash paid for interest. . . . . . . . . .  $       -0-   $       -0-   $       -0-   $       -0-
                                           ============  ============  ============  ============
Cash paid for taxes . . . . . . . . . . .  $     3,200   $       -0-   $     3,200   $       -0-
                                           ============  ============  ============  ============

Supplemental  disclosure  of  non-cash  activities:
In August of 2002, the Company issued 2,240,000 shares of common stock as consideration for certain professional and consulting expenses (see also Note
1b).

Acquisition Note: In connection with the reverse acquisition of Cal-Bay International, Inc. by Cal-Bay Controls, Inc., the Company acquired net assets with a fair value of $8,442 (including cash of $4,904) and assumed liabilities of $39. See also Note 3.

                 See notes to consolidated financial statements.

                          CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (unaudited)

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

     On August 29, 2002, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 2,240,000 common shares in payment for professional and consulting services.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (unaudited)

(c)  Cash  and  Cash  Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2002.

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

(f)  Loan  Receivable  From  Stockholder  &  Related  Parties

     The balance of related party loan receivable is with the majority stockholder, is interest free and is due and payable as of December 31, 2002. See also Note 4.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (unaudited)

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

(k)  Transactions  in  Capital  Stock

     All securities issued by the Company and CBC have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently traded on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at September 30, 2002 was $0.30. See also Notes 3, 5 and 8.

(l)  Earnings  Per  Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion 15, "Earnings Per Share". SFAS 128 requires dual presentation of basic and, where applicable, diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share which utilizes the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted earnings per share. SFAS 128 is effective for the Company in all years since inception. However, there were no common stock equivalents during the any of these periods and, therefore, there is no effect on the earnings per share presented for any of these periods, due to the Company's adoption of SFAS 128. Basic earnings per share have been computed using the weighted average number of common shares outstanding.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (unaudited)


(2)  Office  Furniture  and  Equipment

A summary of property and equipment is as follows:
Office Furniture &
  Computer Equipment . . . . . . . . . . . . . . .  $10,068
Less: Accumulated Depreciation . . . . . . . . . .   (5,463)
                                                    --------
  Net Furniture and Equipment. . . . . . . . . . .  $ 4,605
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

     The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI) and CBC at September 30, 2002, without the consolidating and eliminating adjustments:


                             CBYI     CBC     Combined
                             -----  --------  ---------
Current assets. . . . . . .  $ -0-  $117,567  $ 117,567
Property and equipment, net    -0-     4,605      4,605
Other assets. . . . . . . .    -0-     2,491      2,491
                             -----  --------  ---------
                             $ -0-  $124,663  $ 124,663
                             =====  ========  =========

Current liabilities . . . .  $ -0-  $100,440  $ 100,440
Stockholders' equity. . . .    -0-    24,223     24,223
                             -----  --------  ---------
                             $ -0-  $124,663  $ 124,663
                             =====  ========  =========

Included in consolidated results of operations for the period ended September 30, 2002 are the following results of the previously separate companies:


                          CBYI     CBC        Consolidated
                          -----  -----------  ----------
  Net sales               $ -0-  $  256,645   $     256,645
                          =====  ===========  =============
  Net income (loss). . .  $ -o-  $ (733,716)  $  (733, 716)
                          =====  ===========  =============

(4)  Related  Party  Transactions  &  Significant  Customers/Suppliers

     As of the period ended September 30, 2002, the Company has advanced the majority stockholder a total of $21,500, which is included in the accompanying financial statements as loan receivable from stockholder (see
     Note 1f). Additionally, a majority of CBC's commission income is derived from two unrelated manufacturing companies that it represents (see also
     Note  7).

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (unaudited)

(5)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning directly or indirectly at least 5% of the Company's shares as of September 30, 2002.


Shareholder/Position/Title                Shares Held  Ownership
--------------------------------          -----------  ----------
Robert Thompson - President &CEO. . . .    12,026,953       50.9%
Charles Prebay - Vice President & CFO .     2,000,000        8.5
Cede & Co. - Investor . . . . . . . . .     1,188,000        5.0
All  Other  Investors . . . . . . . . .     8,415,047       35.6
                                           ----------  ----------
Total  shares  issued  &  outstanding .    23,630,000      100.0%
                                           ==========  ==========

(6)  Income  Taxes

     As of September 30, 2002, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $1,600.

     At September 30, 2002 deferred taxes consisted of a net tax assets (benefits) of approximately $160,199, due to operating loss carryforwards of the Company totaling $800,997, which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

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

(8)  Common  Stock

     The Company is authorized to issue 75,000,000 common shares with a $0.001 par value. Following a 3 for 1 forward split of common shares outstanding on March 8, 2001, and the issuance of 2,240,000 common shares on August 29, 2002 for services, the total outstanding shares amounted to 23,630,000. Each common share is entitled to one vote and there are no other preferences. The Company since inception has paid no dividends.

(9)  Commitments  and  Contingencies

     CBC maintains an office/warehouse facility in Tustin, California. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term in excess of one year are as follows:

     Period  Ended  June  30,
              2003                   $     -0-
              Thereafter                   -0-
                                     ---------
              Total                  $     -0-
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

BUSINESS  DESCRIPTION

GENERAL

     The Company originally incorporated in the State of Nevada on December 9, 1998, under the name Var-Jazz Entertainment, Inc. Var-Jazz was organized to engage in the business of music production and sales. Var-Jazz did not succeed in the music business and the board of directors determined it was in the best interest of the Company to seek additional business opportunities. On March 8, 2001, Var-Jazz entered into an Agreement and Plan of Reorganization with Cal-Bay Controls, Inc. whereby Var-Jazz changed its name to Cal-Bay International, Inc., and acquired Cal-Bay Controls, Inc. as a wholly owned subsidiary in exchange for 17,112,000 shares of common stock.

     Cal-Bay Controls, Inc. originally formed in 1976 as a sole proprietorship that was acquired by Robert J. Thompson in 1990. On February 22, 2001, Cal-Bay Controls incorporated in the state of Nevada and was subsequently acquired by Var-Jazz on March 8, 2001. On March 7, 2002, the SEC approved Cal-Bay International's Form 10-SB registration statement and in June of 2002, Cal-Bay received approval from the NASD to move from the Pink Sheets to the Over the Counter Bulletin Board (OTC BB) exchange where Cal-Bay currently trades under the symbol CBYI.

OUR  BUSINESS

     Cal-Bay supplies analytical products, services and associated equipment through license and distribution agreements. Cal-Bay also targets new technologies and products for research and development, marketing and distribution.

     Cal-Bay operates three divisions, the Representative/Distribution Division, the Systems Division and the New Products Division. Cal-Bay's operations are focused mainly in California and Nevada with a small percentage of sales made elsewhere in the United States. Cal-Bay does not currently have any international operations and does not intend to pursue an international market at this time, but expects to do so in the future.

REPRESENTATIVE/DISTRIBUTION  DIVISION

     Cal-Bay's Representative and Distribution Division currently serves markets in California, Nevada and Hawaii. Cal-Bay represents and/or distributes products from many manufacturers of engineered products for the process control, environmental, safety and laboratory markets. The process control market involves instrumentation and equipment used to help manufacturing plants control or improve the operations of specific production or manufacturing processes within the plant. The environmental market supplies instrumentation and equipment used to measure or help reduce air and/or water pollution produced by industrial, utility or municipal facilities. The safety market primarily supplies instrumentation used by various industries to meet personnel safety requirements typically imposed by OSHA regulations. The laboratory market supplies equipment for research and development laboratories operated by private industries, universities and governmental research laboratories.

     The Company has a signed contract/agreement with each of the companies it represents which grants Cal-Bay the rights to sell the assigned products/services within a defined sales territory (typically California, Nevada and Hawaii). In most cases these contracts are exclusive in the sense that no other sales representative is allowed to sell the products covered by the contract in the same sales area, however, there are a few contracts which are non-exclusive in the sense that there may be more than one authorized sales agents in a given sales area. Cal-Bay receives compensation for selling efforts in the form of commissions (typically 10-20% of the net sales price) on all sales of products within the specified sales territory.

     Within the designated sales territory, Cal-Bay serves the following markets:

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

     During the 1980's and 1990's there were many new regulations, on the local and federal level, which required the installation of new analytical instrumentation and monitoring systems for both air and water pollution control. Cal-Bay has been very successful in selling analyzers for use in the environmental markets and we believe the market will continue to be strong in this area. During the late 1990's the number of new regulations declined, however, Cal-Bay expects new regulations to be implemented in several areas in the coming decade which should result in an increase in this market in the near future.

     The safety market is also regulatory driven, usually by OSHA rules. Cal-Bay anticipates the safety market to remain fairly static in the near future.

     The EPA and OSHA implement new regulations every year seeking to improve quality, safety and the environment. When new regulations are implemented, industry is required to comply with the regulations, often necessitating the purchase of new equipment and controls. While Cal-Bay cannot assure new regulations translate directly to additional sales for the Company, it is management's experience that increased regulations typically result in an increase of the Company's sales.

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

SYSTEMS  DIVISION

     In addition to selling products and services as a representative/distributor, Cal-Bay produces a small number of operational systems that integrate a variety of products and components from numerous vendors. Notably, Cal-Bay is able to provide Continuous Emissions Monitoring Systems ("CEMS") to selected clients for regulatory compliance. These clients typically have unique requirements that cannot be addressed by one of the larger CEM integration companies. On CEMS projects, Cal-Bay will often act as the prime contractor with several sub-contractors who will be responsible for design, manufacture, test and/or installation and certification to meet the regulatory requirements. A typical CEM system will include sample probe, heated sample line, sample conditioning system to remove moisture and particulates, sample flow controller and distribution manifold, analyzer(s) for the gas species to be measured, a micro-processor based system controller, data-logger and/or data acquisition and reporting system, and calibration gases. Services may include installation supervision, start-up and training, certification to meet regulatory standards, maintenance contracts and regulatory permitting assistance.

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

NEW  PRODUCTS  DIVISION

     Cal-Bay is currently exploring several opportunities to develop new products and/or technologies, as follows:

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

     Cal-Bay has also developed a strategic alliance with another company that will provide Cal-Bay with an entry into the explosives detection market for the military which has significant potential for growth.

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

THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

     Cal-Bay generated $11,900 in commission income from our representative/distributor division, and product sales in the systems division of $106,238, for a total revenue of $118,139 for the three-month period ended September 30, 2002 with cost of sales of $101,485 for a gross profit of $16,654. These revenues compare with $65,930 in commission income and product sales revenues for the three-month period ended September 30, 2001 with cost of sales of $15,700 and gross profit of $50,230. Gross profit for the three-month period ended September 30, 2002 was $33,576 less than the same period ended in 2001. Cash provided by operating activities was ($731,563) for the three-month period ended September 30, 2002 compared to ($34,709) for the same period ended in 2001.

     The revenues generated for the three-month period ending September 30, 2002 were higher than the normal levels of revenues forecast for this period, primarily due to sales from one large project won in the systems division during this period. However, several other projects that we had forecast for this time period have been delayed, and we have been told by many clients that capital spending budgets have been reduced or placed on hold until later in the year or until next year.

     Operating expenses for the three months ended September 30, 2002 were $748,217 compared to $84,939 for the same period in 2001, which is a increase of $663,278. For the three month period ended September 30, 2002, Cal-Bay had a net loss of $731,563 compared to a net loss of $34,709 for the same period in 2001, which is an decrease in net income of $696,854. The majority of this increase in expenses and corresponding decrease in net income is a direct result of the issuance of 2,240,000 shares of common Cal-Bay stock, valued at $764,000, as consideration for certain existing and future professional and consulting expenses. For accounting purposes, the value of this stock is being taken as an expense in this period, although much of the professional and consulting services will be performed in the future, which should help to reduce expenses in the future.

NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

     Cal-Bay generated $256,645 in combined commission income from our representative/distributor division and revenues from product sales in the systems division for the nine-month period ended September 30, 2002 with $101,485 cost of sales for a gross profit of $155,160. This compares with $219,727 in commission income and product sales revenues for the nine-month period ended September 30, 2001 with cost of sales of $63,423 and gross profit of $156,304. Gross profit for the nine-month period ended September 30, 2002 was $1,144 less than the same period ended in 2001. Cash provided by operating activities was ($733,716) for the nine-month period ended September 30, 2002 compared to ($35,148) for the same period ended in 2001.

     The revenues generated for the nine-month period ending September 30, 2002 were less than the anticipated levels of revenues forecast for this period, partly due to the lack of sales from the systems division or new products division early in this period, and we believe that this decrease in business activity is due to the slowdown in the economy in general during this year. Several projects that we had forecast for this time period have been delayed, and we have been told by many clients that capital spending budgets have been reduced or placed on hold until later in the year or early next year.

     Operating expenses for the nine months ended September 30, 2002 were $888,876 compared to $191,452 for the same period in 2001, which is an increase of $697,424. For the nine month period ended September 30, 2002, Cal-Bay had a net loss of $733,716 compared to a net loss of $35,148 for the same period in 2001, which is a decrease in net income of $698,568. The majority of this increase in expenses and corresponding decrease in net income is a direct result of the issuance of 2,240,000 shares of common Cal-Bay stock, valued at $764,000, as consideration for certain existing and future professional and consulting expenses. For accounting purposes, the value of this stock is being taken as an expense in this period, although much of the professional and consulting services will be performed in the future, which should help to reduce expenses in the future. This increase in expenses is also attributed to Cal-Bay becoming a reporting public company with increased fee for accounting and legal services. During this period, the accounting fees for completion of an audit, and legal fees and organizational expenses associated with our incorporation would not have been incurred had Cal-Bay continued to operate as a sole proprietorship. If these fees had not been incurred, our net income would have increased substantially. We expect our legal and accounting fees to decrease in the future, although we will require continuing legal and accounting services for our future quarterly and annual reporting. During this period, Cal-Bay's management was also informed that the health insurance premiums would increase significantly this year, therefore a new health insurance plan was selected in an attempt to limit the increase in costs. In addition, during this period Cal-Bay's management approved the selection of a new liability insurance policy which resulted in additional expense to the Company. We do not foresee any other increases in expenses or any other major expenditures for the remainder of 2002.

     From the initial period of operation through reorganization in March 2001, CalBay's officers did not draw a salary and were only reimbursed for expenses directly relating to the operation of the Company. As of June 16, 2001, CalBay agreed to pay salaries to the officers and the first salary payments were made to Cal-Bay employees at the end of June 2001. We believe that the salaries to be paid to the Cal-Bay officers are fair and reasonable compensation consistent with the duties and responsibilities of these positions. These executive salaries were based upon the expected levels of revenues for Cal-Bay, based upon the projected sales forecasts and income projections and expense budgets for the year. At this time, based upon the actual sales to date and the projected sales for the remainder of the year it appears that the 2002 sales for Cal-Bay will probably be less than the forecast for the year, therefore the officers of Cal-Bay have agreed to accept company stock in lieu of salary if required to maintain adequate cash flow for the corporation. In anticipation of this, Cal-Bay's management is making an effort to reduce our operating expenses for the remainder of the year. Also, much of the expense associated with becoming a fully-reporting company has now been incurred and is behind us, and therefore we expect the accounting and legal fees to stabilize and remain fairly constant in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2002, Cal-Bay has total assets of $124,663 including cash on hand, loan receivables, prepaid rent, security deposits, and office furniture and equipment. Current liabilities total $100,440 in accrued expenses, accrued salaries and wages, and income taxes payable. Legal and accounting costs increased substantially in 2001 and early 2002 for the Company due to the public company reporting requirements imposed as a result of the Company's Form 10-SB registration statement, which was approved by the SEC in March, 2002. In June of 2002 Cal-Bay received approval from the NASD to move from the Pink Sheets to the Over the Counter Bulletin Board (OTC BB) exchange. Cal-Bay does not anticipate any substantial new capital expenditures for the next twelve months, and does not plan to move to a new facility or to otherwise increase the overhead expense level in any way. Cal-Bay plans to continue the current operations of all divisions with the present management structure, financial and operational goals for the near term. Based upon the sales, expense and income results from the first three quarters of operations and our projections for the remainder of the year, the Company believes that it can maintain the current level of operations for the rest of the year without having to raise additional funds for operational purposes. The company believes that its cash needs to maintain current operations can be met with cash on hand and revenues from accounts receivable on orders for at least the next twelve months. However, should the Company require additional capital, the Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.


Exhibits:

EXHIBIT NUMBER  TITLE                                     LOCATION

99.1 . . . . .  Certification of Chief Executive Officer  Attached

99.2 . . . . .  Certification of Chief Financial Officer  Attached


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAL-BAY  INTERNATIONAL,  INC.


Date:  November  6,  2002          /s/ Robert  Thompson
                                   ---------------------
                                   Robert  Thompson
                                   President




Date:  November  6,  2002          /s/ Charles  A.  Prebay
                                   -----------------------
                                   Charles  A.  Prebay
                                   Chief  Financial  Officer