Form 10-K
period 2002-12-31
CAL BAY INTERNATIONAL INC
filed 2003-03-21
CIK 1142526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2002

[   ]     Transition report under section 13 or 15(d) of the Securities Exchange
Act  of  1934
     For  the  transition  period  from  ___________________  to  ______________

                         Commission File Number 0-32892

                           CAL BAY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                              NEVADA     26-0021800
         (State or other jurisdiction of     (I.R.S. Employer I.D. No.)
                         incorporation or organization)

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

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $344,450

The aggregate market value of the issuer's voting stock held as of December 31, 2002, by non-affiliates of the issuers was $ 1,727,191.50. (10,794,947 shares valued at $0.16 each)

As of December 31, 2002, issuer had 23,710,000 shares of its $.001 par value common stock outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]
Documents  incorporated  by  reference:  none


                                          FORM 10-KSB
                                    CAL BAY INTERNATIONAL
                                             INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      7

          Item 3.  Legal Proceedings                                                            8

          Item 4.  Submission of Matters to a Vote of Security Holders                          8

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     8

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    9

          Item 7.  Financial Statements                                                        10

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                 10

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                               10

          Item 10.  Executive Compensation                                                     11

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             12

          Item 12.  Certain Relationships and Related Transactions                             12

          Item 13.  Exhibits and Reports on Form 8-K                                           13

          Item 14.  Controls and Procedures                                                    13

          Signatures                                                                           14

          Certifications                                                                       15

(Inapplicable  items  have  been  omitted)

                                     PART I

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

ITEM  1.  DESCRIPTION  OF  BUSINESS.

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

NEW  PRODUCTS  DIVISION

Cal-Bay is currently exploring several opportunities to develop new products and/or technologies, as follows:

SPECTRA  UNLIMITED  -  PRODUCT  ACQUISITION/DEVELOPMENT
-------------------------------------------------------

Cal-Bay has reached tentative agreement and signed a letter of intent to acquire the technology rights to several products developed by Spectra Unlimited, a recently dissolved company. The rights to these products are owned by the former partners in Spectra Unlimited. We believe that a final purchase agreement will be negotiated in early 2003.

The  Spectra  products  include  the  following:

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

     - Calorimeter - this analyzer is used to determine the energy or Btu value of gas fuel supplies.

     - Catalytic Scrubbers - A series of proprietary non-depleting catalytic scrubbers that can turn most active substances inert to improve sampling and analysis in difficult applications.

It is currently unknown what the market potential of these products are, or the amount of additional research and product development that will be required before taking these products to market. If the R&D of these products is successful it is anticipated that these products will be manufactured and sold either by a new subsidiary company to be established or by a company to be acquired by Cal-Bay that already has a manufacturing capability and sales organization.

PATTERN  RECOGNITION  TECHNOLOGY  -  PRODUCT  DEVELOPMENT

During the past several years Cal-Bay has evaluated several new types of analytical products using "pattern recognition technology". Pattern recognition is the art of separating and identifying complex chemical or electronic signatures from even more complex backgrounds.

Initially, Cal-Bay worked with an inventor who had developed a prototype pattern recognition device using neural net processing. Based upon limited marketing research, this new device had tremendous potential for use in a number of areas, but the inventor was unable or unwilling to perform the product development required to produce a commercially viable new product. Cal-Bay was unable to finalize a business relationship with the inventor, and as a result we began evaluating other products capable of performing similar measurements.

One of these other products and/or technologies which was evaluated by Cal-Bay was a new type of chemical sensor developed by a major university. Cal-Bay was approached by the technology transfer agent for this university to consider the possible further development and commercialization of this new sensor technology. After reviewing the technology, and performing initial market research studies and preparing cost estimates for the commercialization of this product, Cal-Bay determined that the development costs and time to market were not within our preferred guidelines and therefore we decided not to pursue this opportunity.

Cal-Bay is currently in discussions with another company that has developed an "electronic nose" analytical device using fast gas chromatography with a new proprietary detector. It is possible that Cal-Bay may become an investor in this company, and/or may become a sales agent for the product.

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

FUTURE  PRODUCT  R&D

In addition to the product development plans referenced above, Cal-Bay will continually be searching for other new technology ideas that we may develop internally, partner with or acquire in the future.

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

EMPLOYEES

Cal Bay's officers and directors are employed full time by Cal Bay. The Company intends to add an additional outside sales engineer in 2003 in order to increase business in southern California. The Company also plans to hire an inside sales support person in 2003.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Cal Bay currently leases a combined office/warehouse facility of approximately 2,328 square feet at 1582 Parkway Loop, Suite G, Tustin, CA 92780. The lease is paid on a monthly basis of $2,630.64 per month and expires on August 31, 2004.

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


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol "CBYI". At December 31, 2002 the Company had 67 shareholders holding 23,710,000 shares of common stock. Of the issued and outstanding common stock, 7,687,800 are free trading, the balance of 16,022,200 are restricted stock as that term is used in Rule 144 and may be sold pursuant to Rule 144. The Company has not agreed to register any shares for resale by selling stockholders. The following table shows the highs and lows of the closing bid and ask on the Company's stock since January 2, 2001 through the year ended December 31, 2002.


                              CLOSING BID       CLOSING ASK

2001                          HIGH    LOW       HIGH    LOW

Jan. 2 thru Mar. 13 . . . .    .61   .125      None     None
Mar. 14 thru Mar. 30
(After 3 for 1 split) . . .   1.30    .43       2.0      .65
June 1 thru June 30 . . . .   1.20    .30      1.60      .59
July 2 thru September 28. .   1.68   1.01      1.73     1.15
October 1 thru December 31.   1.21    .25      1.26      .50

2002

Jan 2 thru March 28 . . . .    .85    .35       .90      .40
April 1 thru June 28. . . .    .46   .215       .51      .23
July 1 thru September 30. .    .38    .20       .42      .23
October 1 thru December 31.   .275    .16       .30      .17

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

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

On  November  15,  2002  the  Company issued 80,000 common shares to 1st Capital
Investments, Inc. for investment relations services valued at $12,000. The shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. No underwriters were involved in the issuance, no public solicitations were made by the Company and no commissions were paid.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

For the period ended December 31, 2002, the Company generated total revenues of $344,450 with cost of sales totaling $101,485 resulting in gross profit of $242,965. The Company's expenses were $954,331, mainly for professional fees of $785,595 which were paid in shares of common stock. Other expenses, such as telephone and utilities charges, property rent, and equipment rentals totaled $168,736. As a result, the Company realized a net loss after taxes of $713,766 during the year ended December 31, 2002.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

For the period ended December 31, 2002, the Company had total assets of $96,821. Total current assets were $75,692 consisting of $36,973 in cash, $17,219 in prepaid expenses and $21,500 due in a note receivable. Other assets at December 31, 2002 consisted of $18,359 in office equipment, and a $2,770 security deposit. Liabilities at December 31, 2002 were $18,320 consisting of $15,288 in accrued expenses, $460 sales tax payable and the current portion of a capital lease payable of $2,572.

For the period ended December 31, 2001, the Company had total assets of $33,193 consisting of $25,602 in cash, office equipment valued at $5,100, and a $2,491 security deposit. The Company had total liabilities during the same period of $39,254 consisting of $33,431 in accounts payable, $5,023 in sales tax payable, and $800 in income tax payable.

A majority of the Company's commission income is derived from two unrelated manufacturing companies that it represents. The commission income from these two significant customers was $114,431 and $44,191, respectively for the period ended December 31, 2002 and $252,033 and $28,765, respectively, for the period ended December 31, 2001.

On August 29, 2002, the Company issued 2,240,000 shares of common stock as payment for consulting services valued at $739,200 as reported on Form S-8.

Subsequent to the date of this report, the Company issued an additional 1,275,000 shares as reported on Form S-8 on January 9, 2003. The shares were issued as compensation for consulting services valued at $216,750.

The Company has no material commitments for capital expenditures and believes that it has sufficient cash on hand to satisfy its administrative needs for the next twelve months.

ITEM  7.  FINANCIAL  STATEMENTS.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth as of December 31, 2002, the name, age, and position of each executive officer and director and the term of office for each director of the Company.


NAME                AGE                 POSITION                   SINCE
------------------  ---  --------------------------------------  ----------

Robert J. Thompson   54  President, Secretary and Director       March 2001

Charles A. Prebay.   47  Vice President, Treasurer and Director  March 2001

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


                           SUMMARY COMPENSATION TABLE

                                                              Other Annual
Name and Principal Position      Year  Salary ($)  Bonus ($)  Compensation
Robert J. Thompson. . . . . . .  2002      35,000        -0-           -0-
  President, Secretary and. . .  2001     126,039        -0-           -0-
  Director. . . . . . . . . . .  2000         -0-        -0-           -0-


Charles A. Prebay . . . . . . .  2002      32,000        -0-           -0-
  Vice President, Treasurer and  2001      62,937        -0-           -0-
  Director. . . . . . . . . . .  2000         -0-        -0-           -0-


Arthur E. Vargas. . . . . . . .  2002         -0-        -0-           -0-
  Former President. . . . . . .  2001         -0-        -0-      3,538 (1)
                                 2000         -0-        -0-           -0-

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2002 the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 23,710,000 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.


                   Name and Address of       Amount and Nature of  Percentage
                                                                   -----------
Title of Class     Beneficial Owner (1)      Beneficial Ownership   of Class
--------------  ---------------------------  --------------------  -----------

Common . . . .  Robert J. Thompson (2)                 11,306,653        47.7%
                1582 Parkway Loop, Suite G
                Tustin, CA  92780

Common . . . .  Charles A. Prebay (2)                   1,608,400         6.8%
                1582 Parkway Loop, Suite G
                Tustin, CA  92780

Common . . . .  Cede & Co.                              7,868,650        33.2%
                PO Box 222
                Bowling Green Station
                New York, NY 10274

Common . . . .  Officers, Directors and                12,915,053       54.47%
                Nominees as a Group:
                                  2 persons

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Between January 15, 2002 and May 31, 2002, the Company made a series of loans to Mr. Robert Thompson, the Company's Chief Executive Officer. The loans were issued as follows:


DATE:                       AMOUNT:
January 15, 2002 . . . . .  $  6,500
February 20, 2002. . . . .  $  6,000
April 15, 2002 . . . . . .  $  2,000
May 1, 2002. . . . . . . .  $  2,000
May 31, 2002 . . . . . . .  $  5,000

Total at December 31, 2002  $ 21,500

There are no formal written loan agreements on the above-listed notes. The notes bear no interest and are payable to the Company on demand. None of the notes had been repaid as of December 31, 2002.

On January 15, 2002 the Company loaned $6,000 to Charles Prebay, the Company's Chief Financial Officer. There was no written loan agreement. The loan carried no interest and was payable on demand.
Mr.  Prebay  repaid  the  loan  on  September  17,  2002.

The Company is not expected to have significant dealing with affiliates. However, if there are such dealings, the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer pursuant to  Attached
                 Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Financial Officer pursuant to  Attached
                 Section 906 of the Sarbanes-Oxley Act of 2002

          99.3  Cal-Bay International Corporate Code of Ethics . . .  Attached

REPORTS  ON  FORM  8-K

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES

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

To demonstrate our commitment to maintaining effective disclosure controls and procedures, we have recently adopted a Code of Ethics and Business Conduct. In pertinent part, the Code authorizes the establishment of an audit committee to oversee the effectiveness of our disclosure controls and procedures. A copy of the Code is attached as an exhibit to this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CAL  BAY  INTERNATIONAL,  INC.


Date:     March  21,  2003                    By:  /s/Robert  J.  Thompson
                                              ----------------------------
                                              Robert  J.  Thompson
                                              Chief  Executive  Officer



Date:     March  21,  2003                    By:  /s/Charles  A.  Prebay
                                              ----------------------------
                                              Charles  A.  Prebay
                                              Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:      March  21,  2003                    By:  /s/Robert  J.  Thompson
                                               ----------------------------
                                               Robert  J.  Thompson
                                               Director



Date:     March  21,  2003                    By:  /s/Charles  A.  Prebay
                                              ---------------------------
                                              Charles  A.  Prebay
                                              Director

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Thompson, the Chief Executive Officer of Cal Bay International, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March  21,  2003                   /s/Robert  J.  Thompson
                                   --------------------------
                                   Robert  J.  Thompson
                                   Chief  Executive  Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles A. Prebay, the Chief Financial Officer of Cal Bay International, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March  21,  2003                   /s/Charles  A.  Prebay
                                   -------------------------
                                   Charles  A.  Prebay
                                   Chief  Financial  Officer


                          CAL-BAY INTERNATIONAL, INC.
                                 And Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                      INDEX
                                      -----

                                                                      Page
                                                                      ----
Independent Auditor's Report . . . . . . . . . . . . . . . . . . . .    18

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .    19

Consolidated Statements of Operations. . . . . . . . . . . . . . . .    20

Consolidated Statements of Changes in Stockholders' Equity (Deficit)    21

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .    22

Notes to Consolidated Financial Statements . . . . . . . . . . . . .    23

                          INDEPENDENT AUDITOR'S REPORT



Board  of  Directors
CAL-BAY  INTERNATIONAL,  INC.


I have audited the accompanying consolidated balance sheets of Cal-Bay International, Inc. (A Nevada Corporation), and subsidiary, as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Bay International, Inc. and subsidiary, as of December 31, 2002 and 2001, and the results of its operations, changes in stockholders' equity and cash flows for the periods then ended, in conformity with generally accepted accounting principles.



                                  /s/  ARGY & COMPANY
                                  --------------------------


February  15,  2003
Fountain  Valley,  California



                           CAL-BAY INTERNATIONAL, INC.
                                 And Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                     ASSETS


                                                              2002       2001
                                                           ----------  ---------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $  36,973   $ 25,602
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . .     17,219        -0-
  Related Party Receivables (Note 4). . . . . . . . . . .     21,500        -0-
                                                           ----------  ---------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .     75,692     25,602

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $6,209 and $4,079 respectively (Notes 1h & 2) . . . . .     18,359      5,100

Deposit (Note 1g) . . . . . . . . . . . . . . . . . . . .      2,770      2,491
                                                           ----------  ---------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $  96,821   $ 33,193
                                                           ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $  15,288   $ 33,431
  Sales Tax Payable . . . . . . . . . . . . . . . . . . .        460      5,023
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .        -0-        800
  Current Portion of Capital Lease Obligation (Note 9). .      2,572        -0-
                                                           ----------  ---------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .     18,320     39,254

Capital Lease Obligation, net of Current Portion (Note 9)     11,928        -0-

Commitments and Contingencies (Note 8). . . . . . . . . .      - - -      - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; shares issued and outstanding
    23,710,000 and 21,390,000 (Notes 1b, 1k, 3 & 5) . . .     23,710   $ 21,390
  Additional Paid in Capital - (Discount on Stock). . . .    780,467     (3,613)
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (737,604)   (23,838)
                                                           ----------  ---------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .     66,573     (6,061)
                                                           ----------  ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $  96,821   $ 33,193
                                                           ==========  =========

   The accompanying notes are an integral part of these financial statements.



                           CAL-BAY INTERNATIONAL, INC.
                                 And Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                          2002          2001
                                                      ------------  ------------

REVENUES:

  Sales. . . . . . . . . . . . . . . . . . . . . . .  $   110,052   $    77,111
  Commission Income (Note 1e). . . . . . . . . . . .      228,498       319,039
  Other Income . . . . . . . . . . . . . . . . . . .        5,900           -0-
                                                      ------------  ------------

  TOTAL REVENUES . . . . . . . . . . . . . . . . . .      344,450       396,150

COST OF SALES:

  Purchases. . . . . . . . . . . . . . . . . . . . .      101,485        69,195
                                                      ------------  ------------

  GROSS PROFIT . . . . . . . . . . . . . . . . . . .      242,965       326,955

EXPENSES:

  Salaries and Wages . . . . . . . . . . . . . . . .       67,000       188,976
  Auto Expense . . . . . . . . . . . . . . . . . . .       14,573        14,270
  Depreciation Expense (Notes 1h & 2). . . . . . . .        2,130         1,262
  Equipment Rentals. . . . . . . . . . . . . . . . .        3,989         4,061
  Insurance. . . . . . . . . . . . . . . . . . . . .       12,480         7,763
  Telephones & Utilities . . . . . . . . . . . . . .        5,482         5,428
  Property Rent (Note 8) . . . . . . . . . . . . . .       33,212        23,979
  Office Expenses & Miscellaneous. . . . . . . . . .        5,943         4,606
  Organizational Costs (Note 1h) . . . . . . . . . .          -0-         1,554
  Outside Services . . . . . . . . . . . . . . . . .       12,649        12,409
  Payroll Taxes. . . . . . . . . . . . . . . . . . .        5,728        19,906
  Professional Fees. . . . . . . . . . . . . . . . .      785,595        59,860
  Travel and Entertainment . . . . . . . . . . . . .        5,550         5,919
                                                      ------------  ------------

  TOTAL EXPENDITURES . . . . . . . . . . . . . . . .      954,331       349,993
                                                      ------------  ------------

  NET LOSS BEFORE TAXES. . . . . . . . . . . . . . .     (711,366)      (23,038)

  TAXES ON INCOME (Note 1j & 6). . . . . . . . . . .        2,400           800
                                                      ------------  ------------

  NET LOSS AFTER TAXES . . . . . . . . . . . . . . .  $  (713,766)  $   (23,838)
                                                      ============  ============

Basic and Fully Diluted Earnings Per Share (Note 1l)  $      (.03)  $       .00
                                                      ============  ============

Weighted Average Shares Outstanding (Note 1l). . . .   22,162,205    21,198,038
                                                      ============  ============

   The accompanying notes are an integral part of these financial statements.



                                     CAL-BAY INTERNATIONAL, INC.
                                         And Subsidiary
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            For The Years Ended December 31, 2002 And 2001


                                                                  Additional
                                                                  Paid-in
                                            Common  Stock          Capital                   Total
                                        Number  of  ($0.001 Par)  (Discount    Retained    Stockholders'
                                          Shares      $Amount     on Stock)    Deficit      Equity
                                        ----------  ------------  ----------  ----------  ----------

Balance at inception
  (February 22, 2001). . . . . . . . .  17,112,000  $17,112       $  (7,738)  $     -0-   $   9,374

  Recapitalization for Reverse
    Acquisition on March 8, 2001         4,278,000    4,278           4,125         ---       8,403

  Net Loss December 31, 2001                   ---      ---             ---     (23,838)    (23,838)
                                        ----------  -------       ----------  ----------  ----------

Balance at December 31, 2001 . . . . .  21,390,000   21,390          (3,613)    (23,838)     (6,061)

Issuance of Common Stock for Services    2,320,000    2,320         784,080         ---     786,400

  Net Loss December 31, 2002                   ---      ---             ---    (713,766)   (713,766)
                                        ----------  -------       ----------  ----------  ----------


Balance at December 31, 2002 . . . . .  23,710,000  $23,710       $ 780,467   $(737,604)  $  66,573
                                        ==========  =======       ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.


                             CAL-BAY  INTERNATIONAL,  INC.
                                    And Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For The Years Ended December 31,


                                                                    2002       2001

Cash Flows From Operating Activities:
  Loss from Operations. . . . . . . . . . . . . . . . . . . . .  $(713,766)  $(23,838)
  Adjustments to reconcile net income to net cash provided
    by operating activities:

    Depreciation (Note 1h & 2). . . . . . . . . . . . . . . . .      2,130      1,262
    Common stock issued for services. . . . . . . . . . . . . .    786,400        -0-
    (Increase) Decrease in Prepaid Expenses . . . . . . . . . .    (17,497)     2,275
    (Decrease) Increase in Accounts Payable & Accrued Expenses.    (18,144)    38,335
    (Decrease) Increase in Sales Tax Payable. . . . . . . . . .     (4,563)     5,023
    (Decrease) Increase in Income Taxes Payable . . . . . . . .       (800)       800
                                                                 ----------  ---------

  Total adjustments to net income . . . . . . . . . . . . . . .    747,526     47,695
                                                                 ----------  ---------

  Total Cash Provided by Operating Activities . . . . . . . . .     33,760     23,857

Cash Flows From Investing Activities:
    Purchase of Fixed Asset . . . . . . . . . . . . . . . . . .       (889)    (2,679)
    Loans to Related Party. . . . . . . . . . . . . . . . . . .    (21,500)       -0-
    Reverse acquisition of Cal-Bay International, Inc.
      (net of cash acquired). . . . . . . . . . . . . . . . . .        -0-      3,499
                                                                 ----------  ---------

  Total Cash (Used) Provided by Investing Activities. . . . . .    (22,389)       820
                                                                 ----------  ---------

Net Increase In Cash. . . . . . . . . . . . . . . . . . . . . .     11,371     24,677

Cash, beginning of period . . . . . . . . . . . . . . . . . . .     25,602        925
                                                                 ----------  ---------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . .  $  36,973   $ 25,602
                                                                 ==========  =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . .  $     -0-   $    -0-
    Income taxes (Note 1j). . . . . . . . . . . . . . . . . . .      3,200        -0-
                                                                 ----------  ---------

    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,200   $    -0-
                                                                 ==========  =========

     Acquisition Note: In connection with the reverse acquisition of Cal-Bay International, Inc. by Cal-Bay Controls, Inc., the Company acquired assets with a fair value of $8,442 (including cash of $4,904) and assumed liabilities of $39. See also Note 3.

     Supplemental  disclosure  of  non-cash  activities:

     In August and November of 2002, the Company issued 2,320,000 shares of common stock as consideration for certain professional and consulting expenses.

    The accompanying notes are an integral part of the financial statements.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001


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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001

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

          On August 29, 2002, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 2,240,000 common shares in payment for professional and consulting services. On November 15, 2002, the Company issued 80,000 common shares in payment for professional services.

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2002.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (e)  Revenue  Recognition  (continued)

          The Company recognizes sales revenue in the Systems and New Products divisions on the date of delivery of goods to the customer in accordance with SAB 101.

     (f)  Loan  Receivable  From  Related  Parties

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (j)  Income  Taxes  (continued)

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and CBC have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at December 31, 2002, was $0.16. See also Notes 3 and 5.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (l)  Earnings  Per  Share  (continued)

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

     (m)  Recently  Issued  Accounting  Pronouncements

          In June 2001, the Financial Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.


          In June 2001, the ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (m)  Recently  Issued  Accounting  Pronouncements  -  (continued)

          In June 2001, the ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.


          In August 2001, the ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of long-lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


          In April 2002, the ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded, as it is no longer necessary. SFAS no. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (m)  Recently  Issued  Accounting  Pronouncements  -  (continued)

          In June 2002, the ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.


          In December 2002, the ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect adoption of SFAS No. 148 to have a material impact, if any, on its financial position or results of operations.


(2)  Office  Furniture  and  Equipment

     A  summary  of  property  and  equipment  is  as  follows:



                                  2002      2001
                                --------  --------

Office Furniture &
  Computer Equipment . . . . .  $24,568   $ 9,179
Less: Accumulated Depreciation   (6,209)   (4,079)
                                --------  --------
  Net Furniture and Equipment.  $18,359   $ 5,100
                                ========  ========

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001


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

     The  following  is  a  summary  of  the  financial  position of the Cal-Bay
     International, Inc. (CBYI) and CBC, without the consolidating and eliminating adjustments at:



                                   December  31,  2002
                             -------------------------------

                              CBYI       CBC       Combined
                             -------  ----------  ----------
Current assets. . . . . . .  $   -0-  $  75,692   $  75,692
Property and equipment, net      -0-     18,359      18,359
Other assets. . . . . . . .      -0-      2,770       2,770

                             -------  ----------  ----------
     . . . . . . . . . . .   $   -0-  $  96,821   $  96,821
                             =======  ==========  ==========

Current liabilities . . . .  $   -0-  $  18,320   $   18,320
Long term liability . . . .              11,928       11,928
Stockholders' equity. . . .      -0-     66,573       66,573

                             -------  ----------  ----------
     . . . . . . . . . . .   $   -0-  $  96,821   $   96,821
                             =======  ==========  ==========


                                   December  31,  2002
                             -------------------------------

                              CBYI       CBC       Combined
                             -------  ----------  ----------

Current assets. . . . . . .  $   -0-  $  25,602   $  25,602
Property and equipment, net      -0-      5,100       5,100
Other assets. . . . . . . .      -0-      2,491       2,491

                             -------  ----------  ----------
     . . . . . . . . . . .   $    -0-  $  33,193   $  33,193
                             =======  ==========  ==========

Current liabilities . . . .  $   -0-   $  39,254  $   39,254
Stockholders' equity. . . .      -0-     (6,061)     (6,061)

                             -------  ----------  ----------
     . . . . . . . . . . .       -0-  $  33,193   $   33,193
                             =======  ==========  ==========

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001

(4)  Related  Party  Transactions  &  Significant  Customers/Suppliers


     A majority of CBC's commission income is derived from two unrelated manufacturing companies that it represents. The commission income from these two significant customers was $44,191 and $114,431, respectively, for the period ended December 31, 2002 (see also Note 7).

     The Company has advanced the majority stockholder a total of $21,500, which is included in the accompanying financial statements as related party receivable. The advance is interest free and is due and payable as of December 31, 2002.


(5)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:


                                               December  31,  2002
                                         -------------------------------

Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------

  Robert Thompson - President & CEO          11,306,653          47.7%
  Charles Prebay- Vice Presient & CFO         1,608,400            6.8
  Chris Walker                                1,059,000            4.5
  Cede  &  Co. - Investor                     7,868,650           33.2
  All  Other  Investors                       1,867,297            7.8
                                         -----------------  -------------
Total shares issued & outstanding            23,710,000         100.0%
                                         =================  =============


                                               December  31,  2001
                                         -------------------------------

Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------

  Robert Thompson - President & CEO          12,026,953          56.2%
  Charles Prebay- Vice President & CFO        2,000,000            9.4
  Chris Walker                                1,059,000            5.0
  Cede  &  Co. - Investor                     1,188,000            5.5
  All  Other  Investors                       5,116,047           23.9
                                         -----------------  -------------
Total shares issued & outstanding            21,390,000         100.0%
                                         =================  =============

Robert Thompson, President and CEO was compensated $35,000 during the year 2002 and $126,039 during the year 2001.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001


(6)  Income  Taxes

     As of December 31, 2002, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $1,600.

     At December 31, 2002deferred taxes consisted of a net tax assets (benefits) of approximately $343,000, due to operating loss carryforwards of the Company totaling $771,679 which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

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


(8)  Commitments  and  Contingencies

     CBC leases an office/warehouse facility in Tustin, California which expires in August 31, 2004. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term in excess of one year are as follows:

     Period  Ended  December  31,

     2003              $     32,126
     2004                    22,163
     Thereafter                   0
                       ------------
     Total             $     54,289
                       ============

The Company was not involved in any litigation as of the date of this examination.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001


(9)  Leases

     The Company lease certain office equipment that is accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.

     The future minimum commitments under this lease arrangement at December 31, 2002 are as follows:

     Period  Ended  December  31,


2003. . . . . . . . . .  $ 2,572
2004. . . . . . . . . .    2,634
2005. . . . . . . . . .    2,910
2006. . . . . . . . . .    3,214
  Thereafter. . . . . .    3,170
                         -------

Net minimum commitments   14,500

  Less current portion.    2,572
                         -------

  Long-term commitments  $11,928
                         =======