Form 10QSB
period 2003-03-31
CAL BAY INTERNATIONAL INC
filed 2003-05-13
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 24,985,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY


                                      INDEX


PART I.      FINANCIAL INFORMATION                              PAGE NO.
                                                                --------
   Item 1.   Financial Statements

             Unaudited Consolidated Balance Sheets as of
             March 31, 2003 and 2002                                   3

             Comparative Unaudited Consolidated Statements of
             Operations for the Three Months Ended
             March 31, 2003, and 2002                                  4

             Unaudited Consolidated Statement of Changes in
             Stockholders' Equity for the Period Ended
             March 31, 2003                                            5

             Comparative Unaudited Consolidated Statements of
             Cash Flows for the Three Months Ended
             March 31, 2003, and 2002                                  6

             Notes to the Unaudited Consolidated Financial
             Statements                                             7-16

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   17-23

  Item 3.    Controls and Procedures                                  23


PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                         23

             Signatures                                               24

(Inapplicable Items have been omitted)



                          CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                              March 31, 2003 & 2002

                                     ASSETS

                                                               2003        2002
                                                           ------------  ---------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $     8,244   $  7,676
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . .        9,884        -0-
  Related Party Receivables (Note 4). . . . . . . . . . .       21,500     18,500
                                                           ------------  ---------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .       39,628     26,176

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $7,437 and $4,538 respectively (Notes 1h & 2) . . . . .       17,131      4,641

Deposit (Note 1g) . . . . . . . . . . . . . . . . . . . .        2,770      2,491
                                                           ------------  ---------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $    59,529   $ 33,308
                                                           ============  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $    27,737   $ 34,972
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .        1,600      1,600
  Current Portion of Capital Lease Obligation (Note 9). .        2,020        -0-
                                                           ------------  ---------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .       31,357     36,572

Capital Lease Obligation, net of Current Portion (Note 9)       11,718        -0-

Commitments and Contingencies (Note 8). . . . . . . . . .        - - -      - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; shares issued and outstanding
    24,985,000 and 21,390,000 (Notes 1b, 1k, 3 & 5) . . .       24,985   $ 21,390
  Additional Paid in Capital - (Discount on Stock). . . .      995,942     (3,613)
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (1,004,473)   (21,041)
                                                           ------------  ---------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .       16,454     (3,264)
                                                           ------------  ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $    59,529   $ 33,308
                                                           ============  =========

                See notes to consolidated financial statements.




           CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 2003 & 2002


                                   Three  Months  Ended
                                        March  31
                                -------------------------
                                    2003         2002
                                ------------  -----------
                                (unaudited)   (unaudited)
  Revenues . . . . . . . . . .  $    16,376   $    84,001

  Cost of Sales. . . . . . . .          -0-           -0-
                                ------------  -----------


  Gross profit . . . . . . . .       16,376        84,001

  Operating expenses . . . . .      283,245        81,204
                                ------------  -----------


  Net (loss) income. . . . . .  $  (266,869)  $     2,797
                                ------------  -----------


  Net income
          Per share:
            Basic & Diluted. .  $     (0.01)  $      0.00

  Weighted average
          Shares outstanding:
            Basic & Diluted. .   24,857,501    21,390,000

                 See notes to consolidated financial statements.



                                               CAL-BAY  INTERNATIONAL,  INC.
                                                        AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (unaudited)
                                             For the Period Ended March 31, 2003


                                                                  Additional
                                                                  Paid-in
                                            Common  Stock         Capital
                                        Number of   ($0.001 Par)  (Discount    Retained       Stockholders'
                                          Shares    $Amount  on   Stock)       Deficit        Equity
                                        ----------  -----------  ------------  -------------  ------------

Balance at inception
  (February 22, 2001). . . . . . . . .  17,112,000  $17,112       $  (7,738)    $      -0-    $     9,374

  Recapitalization for Reverse
    Acquisition on March 8, 2001         4,278,000    4,278           4,125            ---         8,403


  Net (Loss) December 31, 2001                 ---      ---             ---        (23,838)      (23,838)
                                        ----------  -----------  ------------  -------------  ------------

Balance at December 31, 2001 . . . . .  21,390,000   21,390         (3,613)        (23,838)       (6,061)

Issuance of Common Stock for Services    2,320,000    2,320         784,080            ---       786,400

  Net Loss December 31, 2002                  ---      ---             ---        (713,766)     (713,766)
                                        ----------  -----------  ------------  -------------  ------------

 Balance at December 31, 2002. . . . .  23,710,000   23,710         780,467       (737,604)       66,573

Issuance of Common Stock for Services    1,275,000    1,275         215,475           ---        216,750

  Net (Loss) March 31, 2003                   ---       ---            ---        (266,869)     (266,869)
                                        ----------  -----------  ------------  -------------  ------------

Balance at March 31, 2003. . . . . . .  24,985,000  $24,985       $ 995,942    $(1,004,473)      $ 16,454
                                        ==========  ===========  ============  =============  =============

                 See notes to consolidated financial statements.



         CAL-BAY  INTERNATIONAL,  INC.  AND  SUBSIDIARY
            CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
    For  the  Three  Months  Ended  March  31,  2003  &  2002


                                        Three  Months  Ended
                                             March  31
                                      --------------------------
                                         2003           2002
                                      ------------  ------------
                                      (unaudited)   (unaudited)
CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net (loss) income. . . . . . . . . .  $  (266,869)  $     2,797
                                      ------------  ------------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .        1,228           459
Common stock issued for services . .      216,750           -0-
Net (Decrease)
  To current assets &
  Current liabilities. . . . . . . .       20,162       (21,182)
                                      ------------  ------------

Total adjustments. . . . . . . . . .      238,144       (20,723)
                                      ------------  ------------

Net cash (used) by
  Operating activities . . . . . . .      (28,729)      (17,926)
                                      ------------  ------------


Net (decrease) increase. . . . . . .      (28,729)      (17,926)
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .       36,973        25,602
                                      ------------  ------------

Cash & equivalents,
  End of period. . . . . . . . . . .  $     8,244   $     7,676
                                      ============  ============

Supplemental cash flow information:
Cash paid for interest . . . . . . .  $       -0-   $       -0-
                                      ============  ============
Cash paid for taxes. . . . . . . . .  $       -0-   $       -0-
                                      ============  ============

Supplemental  disclosure  of  non-cash  activities:

In January of 2003, the Company issued 1,275,000 shares of common stock as consideration for certain professional and consulting expenses.




                 See notes to consolidated financial statements

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)


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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)

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

          On January 9, 2003, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 1,275,000 common shares in payment for professional and consulting services.

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2003.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)


(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (e)  Revenue  Recognition  (continued)

          The Company recognizes sales revenue in the Systems and New Products divisions on the date of delivery of goods to the customer in accordance with SAB 101.

     (f)  Loan  Receivable  From  Related  Parties

          The balance of related party loan receivable is with the majority stockholder, is interest free and is due and payable as of March 31, 2003.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)


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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and CBC have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at March 31, 2003, was $0.07. See also Notes 3 and 5.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)

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


(2)  Office  Furniture  and  Equipment

          A  summary  of  property  and equipment is as follows as of March 31,:


                                  2003      2002
                                --------  --------
Office Furniture &
  Computer Equipment . . . . .  $24,568   $ 9,179
Less: Accumulated Depreciation   (7,437)   (4,538)
                                --------  --------
  Net Furniture and Equipment.  $17,131   $ 4,641
                                ========  ========

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)


(3)  Acquisition  of  Cal-Bay  Controls,  Inc.  (Continued)


     The  following  is  a  summary  of  the  financial  position of the Cal-Bay
     International, Inc. (CBYI) and CBC, without the consolidating and eliminating adjustments at:



                                          Mach  31,  2003
                               -------------------------------
                                CBYI       CBC       Combined
                               -------  ----------  ----------
  Current assets. . . . . . .  $   -0-  $  39,628   $  39,628
  Property and equipment, net      -0-     17,131      17,131
  Other assets. . . . . . . .      -0-      2,770       2,770

                               -------  ----------  ----------
                               $   -0-  $  59,529   $  59,529
                               =======  ==========  ==========

  Current liabilities . . . .  $   -0-  $  31,357   $  31,357
  Long term liability . . . .              11,718      11,718
  Stockholders' equity. . . .      -0-     16,454      16,454

                               -------  ----------  ----------
                               $   -0-  $  59,529   $   59,529
                               =======  ==========  ==========


                                          Mach  31,  2002
                               -------------------------------
                                CBYI       CBC       Combined
                               -------  ----------  ----------
  Current assets. . . . . . .  $   -0-  $  26,176   $  26,176
  Property and equipment, net      -0-      4,641       4,641
  Other assets. . . . . . . .      -0-      2,491       2,491

                               -------  ----------  ----------
                                   -0-  $  33,308   $  33,308
                               =======  ==========  ==========

  Current liabilities . . . .  $   -0-  $  36,572   $  36,572
  Stockholders' equity. . . .      -0-     (3,264)     (3,264)

                               -------  ----------  ----------
                               $   -0-  $  33,308   $  33,308
                               =======  ==========   =========


(4)  Related  Party  Transactions  &  Significant  Customers/Suppliers

     The Company has advanced the majority stockholder a total of $21,500, which is included in the accompanying financial statements as related party receivable. The advance is interest free and is due and payable as of March 31, 2003.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)


(5)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:


                                                March  31,  2003
                                           -------------------------
Shareholder/Position/Title                 Shares  Held   Ownership
----------------------------------------   ------------  -----------
Robert  Thompson - President & CEO          11,306,653        45.3 %
  Charles  Prebay - Vice President & CFO     1,608,400         6.4
  Chris  Walker                              1,059,000         4.2
  Cede  &  Co. - Investor                    7,868,650        31.5
  All  Other  Investors                      3,142,297        12.6
                                           ------------  -----------
Total  shares  issued & outstanding         24,985,000       100.0 %
                                           ============  ===========


                                                March  31,  2002
                                           -------------------------
Shareholder/Position/Title                 Shares  Held   Ownership
----------------------------------------   ------------  -----------
Robert  Thompson - President & CEO          12,026,953        56.2 %
  Charles  Prebay - Vice President & CFO     2,000,000         9.4
  Chris  Walker                              1,059,000         5.0
  Cede  &  Co. - Investor                    1,188,000         5.5
  All  Other  Investors                      5,116,047        23.9
                                           ------------  -----------
Total  shares  issued & outstanding         21,390,000       100.0 %
                                           ============  ===========

     Robert Thompson, President and CEO was compensated $6,500 during the 1st quarter of the year 2003.

(6)  Income  Taxes

     As of March 31, 2003, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $1,600.

     At March 31, 2003 deferred taxes consisted of a net tax assets (benefits) of approximately $462,915, due to operating loss carryforwards of the Company totaling $1,004,473 which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (unaudited)

(8)  Commitments  and  Contingencies

     CBC leases an office/warehouse facility in Tustin, California which expires in August 31, 2004. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term in excess of one year are as follows:

     Period  Ended  March  31,


2003 . . . .  $32,126
2004 . . . .   14,271
  Thereafter        0
              -------
  Total. . .  $46,397
              =======

     The Company was not involved in any litigation as of the date of this examination.


(9)  Leases

     The Company lease certain office equipment that is accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.

     The future minimum commitments under this lease arrangement at March 31, 2003 are as follows:

     Period  Ended  December  31,


2003. . . . . . . . . .  $ 2,020
2004. . . . . . . . . .    2,656
2005. . . . . . . . . .    2,933
2006. . . . . . . . . .    3,241
  Thereafter. . . . . .    2,888
                         -------

Net minimum commitments   13,738

  Less current portion.    2,020
                         -------

  Long-term commitments  $11,718
                         =======

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

NEW  PRODUCTS  DIVISION

Cal-Bay is currently exploring several opportunities to develop new products and/or technologies, as follows:

SPECTRA  UNLIMITED  -  PRODUCT  ACQUISITION/DEVELOPMENT
-------------------------------------------------------

During the first quarter of 2003 Cal-Bay reached an agreement to acquire the technology rights to several products developed by Spectra Unlimited, a recently dissolved company. Cal-Bay had been in negotiations with the owners of this technology during the past year, and a letter of intent had been signed in late-2002. After completion of the due diligence process, a contractual agreement for Cal-Bay to acquire the rights to the technology developed by Spectra Unlimited was reached and signed by all parties.

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

ANALYTICAL  SENSORS  -  PRODUCT  DEVELOPMENT
--------------------------------------------

Cal-Bay has had preliminary discussions with the former owner of an analytical sensor company regarding the potential development of a new line of sensors. Unfortunately, these discussions have not progressed and are currently on hold. It is possible that these discussions will continue in the future, but there are currently no plans or schedule for this to occur.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002

Cal-Bay generated $16,376 in commission income from our representative/distributor division, and product sales in the systems division of $0, for a total revenue of $16,376 for the three-month period ended March 31, 2003 with cost of sales of $0 for a gross profit of $16,376. These revenues compare with $84,001 in commission income and product sales revenues for the three-month period ended March 31, 2002 with cost of sales of $0 and gross profit of $84,001. Gross profit for the three-month period ended March 31, 2003 was $67,625 less than the same period ended in 2002. Cash provided by operating activities was ($266,869) for the three-month period ended March 31, 2003 compared to $2,797 for the same period ended in 2002.

The revenues generated for the three-month period ending March 31, 2003 were lower than the normal levels of revenues forecast for this period, primarily due to lowered commissions from a decrease in new orders during the later part of 2002, and the lack of any business from our systems division. Many projects that we had forecast for this time period have been delayed, and we have been told by many clients that capital spending budgets have been reduced or placed on hold until later in the year or until next year.

Operating expenses for the three months ended March 31, 2003 were $283,245 compared to $81,204 for the same period in 2002, which is a increase of $202,041. For the three month period ended March 31, 2003, Cal-Bay had a net loss of $266,869 compared to a net profit of $2,797 for the same period in 2002, which is an decrease in net income of $269,666. The majority of this increase in expenses and corresponding decrease in net income is a direct result of the issuance of 1,275,000 shares of common Cal-Bay stock registered on Form S-8, valued at $216,750, as consideration for certain existing and future professional and consulting expenses. For accounting purposes, the value of this stock is being taken as an expense in this period, although much of the professional and consulting services will be performed in the future, which should help to reduce expenses in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2003, Cal-Bay has total assets of $39,628 including cash on hand, loan receivables, prepaid rent, security deposits, and office furniture and equipment. Current liabilities total $31,357 in accrued expenses, accrued salaries and wages, and income taxes payable. Legal and accounting costs increased substantially in 2001, 2002 and early 2003 for the Company due to the public company reporting requirements imposed as a result of the Company's Form 10-SB registration statement, which was approved by the SEC in March, 2002. In June of 2002 Cal-Bay received approval from the NASD to move from the Pink Sheets to a listing on the Over the Counter Bulletin Board. Cal-Bay does not anticipate any substantial new capital expenditures for its current business for the next twelve months, and does not plan to move to a new facility or to otherwise increase the overhead expense level in any way. Cal-Bay plans to continue the current operations of all divisions with the present management structure, financial and operational goals for the near term. Based upon the sales, expense and income results from the first quarter of operations and our projections for the remainder of the year, the Company believes that it can maintain the current level of operations for the rest of the year without having to raise additional funds for operational purposes. The company believes that its cash needs to maintain current operations can be met with cash on hand and revenues from accounts receivable on orders for at least the next twelve months. However, should the Company require additional capital, the Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

EMPLOYEES

Cal Bay's officers and directors are employed full time by Cal Bay. The Company intends to add an additional outside sales engineer in 2003 in order to increase business in southern California. The Company also plans to hire an inside sales support person in late-2003.

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

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.


Exhibits:

EXHIBIT NUMBER  TITLE                                                   LOCATION
          99.1  Certification of Chief Executive Officer pursuant to    Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Financial Officer pursuant to    Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.3  Certification of Chief Executive Officer pursuant to    Attached
                Section 302 of the Sarbanes-Oxley Act of 2002

          99.4  Certification of Chief Financial Officer pursuant to    Attached
                Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CAL-BAY  INTERNATIONAL,  INC.




Date:  May  12,  2003         /s/Robert  Thompson
                              -------------------------
                              Robert  Thompson
                              Chief  Executive  Officer




Date:  May  12,  2003         /s/Charles  A.  Prebay
                              -------------------------
                              Charles  A.  Prebay
                              Chief  Financial  Officer