Form 10QSB
period 2003-06-30
CAL BAY INTERNATIONAL INC
filed 2003-08-13
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 30, 2003 the issuer had 24,985,000 shares of common stock issued and outstanding.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                          CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                                      INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE

          Item 1.  Unaudited Financial Statements

          Consolidated Balance Sheets as of June 30, 2003 and 2002       3

          Comparative Consolidated Statements of Operations
          for the Three Months Ended June 30, 2003 and 2002
          and for the Six Months ended June 30, 2003 and 2002            4

          Consolidated Statement of Changes in
          Stockholders' Equity for the Period Ended
          June 30, 2003                                                  5

          Comparative Consolidated Statements of Cash Flows
          for the Three Months Ended June 30, 2003 and 2002
          and for the Six Months June 30, 2003 and 2002                  6

          Notes to the Consolidated Financial Statements              7-17

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                18

          Item 3.  Controls and Procedures                              25

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                     25

          Signatures                                                    26


(Inapplicable  items  have  been  omitted)


                          CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                    June 30,

                                     ASSETS


                                                               2003        2002
                                                           ------------  ---------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $     1,794   $  1,451
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . .        2,175        -0-
                                                           ------------  ---------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .        3,969      1,451

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $8,697 and $4,997 respectively (Notes 1h & 2) . . . . .       16,816      4,181

Other Assets:

  Related Party Receivable (Note 4) . . . . . . . . . . .       21,500     27,500
  Deposit (Note 1g) . . . . . . . . . . . . . . . . . . .        2,770      2,491
                                                           ------------  ---------

  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .       24,270     29,991
                                                           ------------  ---------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $    45,055   $ 35,623
                                                           ============  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $    31,904   $ 42,237
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .        1,600      1,600
  Current Portion of Capital Lease Obligation (Note 9). .        1,629        -0-
                                                           ------------  ---------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .       35,133     43,837

Capital Lease Obligation, net of Current Portion (Note 9)       11,718        -0-

Commitments and Contingencies (Note 10) . . . . . . . . .        - - -      - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; shares issued and outstanding
    24,985,000 and 21,390,000 (Notes 1b, 1k, 3 & 5) . . .       24,985   $ 21,390
  Additional Paid in Capital - (Discount on Stock). . . .      995,942     (3,613)
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (1,022,723)   (25,991)
                                                           ------------  ---------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .       (1,796)    (8,214)
                                                           ------------  ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $    45,055   $ 35,623
                                                           ============  =========

See  notes  to  consolidated  financial  statements.



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2003 & 2002 and
                  For the Six Months Ended June 30, 2003 & 2002

                           Three  Months  Ended         Six  Months  Ended
                                June  30                    June  30
                         -------------------------  --------------------------
                            2003          2002          2003          2002
                        ------------  ------------  ------------  ------------

Revenues . . . . . . .  $    21,651   $    54,755   $    38,226   $   138,756

Cost of Sales. . . . .          -0-           -0-           -0-           -0-


Gross profit . . . . .       21,651        54,755        38,226       138,756

Operating expenses . .       39,902        59,704       323,345       140,909


Net (loss) . . . . . .  $   (18,251)  $    (4,949)  $  (285,119)  $    (2,153)


Net (loss)
  Per share:
    Basic & Diluted. .        (0.00)        (0.00)        (0.11)        (0.00)

Weighted average
  Shares outstanding:
    Basic & Diluted. .   24,985,000    21,390,000    24,921,602    21,390,000

See  notes  to  consolidated  financial  statements.



                                                 CAL-BAY  INTERNATIONAL,  INC.
                                                         AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               For the Period Ended June 30, 2003

                                                                    Additional
                                                                    Paid-in
                                               Common Stock         Capital                   Total
                                          Number  of  ($0.001 Par)  (Discount   Retained      Stockholders'
                                            Shares    $Amount  on   Stock)      Deficit       Equity
                                          ----------  ------------  ----------  ------------  -------------

Balance at inception
  (February 22, 2001). . . . . . . . . .  17,112,000  $17,112       $  (7,738)  $       -0-   $       9,374

  Recapitalization for Reverse
    Acquisition on March 8, 2001           4,278,000    4,278           4,125           ---          8,403

  Net (Loss) December 31, 2001                   ---      ---             ---       (23,838)       (23,838)
                                          ----------  ------------  ----------  ------------  -------------

Balance at December 31, 2001 . . . . . .  21,390,000   21,390          (3,613)      (23,838)        (6,061)

  Issuance of Common Stock for Services    2,320,000    2,320         784,080           ---        786,400

  Net (Loss) December 31, 2002                   ---      ---             ---      (713,766)      (713,766)
                                          ----------  ------------  ----------  ------------  -------------

Balance at December 31, 2002 . . . . . .  23,710,000   23,710         780,467      (737,604)        66,573

  Issuance of Common Stock for Services    1,275,000    1,275         215,475           ---        216,750

  Net (Loss) June 30, 2003                       ---      ---             ---      (285,119)      (285,119)
                                          ----------  ------------  ----------  ------------  -------------

Balance at June 30, 2003 . . . . . . . .  24,985,000  $24,985       $  995,942  $(1,022,723)  $     (1,796)
                                          ==========  ============  ==========  ============  =============

See  notes  to  consolidated  financial  statements.



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Three Months Ended June 30, 2003 & 2002 and
                  For the Six Months Ended June 30, 2003 & 2002

                                      Three Months Ended     Six Months Ended
                                           June  30               June  30
                                      -------------------  ---------------------
                                        2003       2002       2003       2002
                                      ---------  --------  ----------  ---------

CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . .  $(18,251)  $(4,949)  $(285,119)  $ (2,153)
                                      ---------  --------  ----------  ---------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .     1,260       459       2,488        918
Common stock issued for services . .       -0-       -0-     216,750        -0-
Increase (decrease)
  To current assets &
  Current liabilities. . . . . . . .    11,486    (1,735)     31,647    (22,916)
                                      ---------  --------  ----------  ---------

Total adjustments. . . . . . . . . .    12,746    (1,276)    250,885    (21,998)
                                      ---------  --------  ----------  ---------

Net cash provided (used) by
  Operating activities . . . . . . .    (5,505)   (6,225)    (34,234)   (24,151)
                                      ---------  --------  ----------  ---------

CASH FLOWS FROM
  INVESTING ACTIVITIES:

Purchase of fixed asset. . . . . . .      (945)      -0-        (945)       -0-
                                      ---------  --------  ----------  ---------

Net cash used by
  Investing activities . . . . . . .      (945)      -0-        (945)       -0-
                                      ---------  --------  ----------  ---------

Net increase (decrease). . . . . . .    (6,450)   (6,225)    (35,179)   (24,151)
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .     8,244     7,676      36,973     25,602
                                      ---------  --------  ----------  ---------

Cash & equivalents,
  End of period. . . . . . . . . . .  $  1,794   $ 1,451   $   1,794   $  1,451
                                      =========  ========  ==========  =========

Supplemental cash flow information:
Cash paid for interest . . . . . . .  $    -0-   $   -0-   $     -0-   $    -0-
                                      =========  ========  ==========  =========
Cash paid for taxes. . . . . . . . .  $    -0-   $   -0-   $     -0-   $    -0-
                                      =========  ========  ==========  =========

Supplemental  disclosure  of  non-cash  activities:

In January of 2003, the Company issued 1,275,000 shares of common stock as consideration for certain professional and consulting expenses.


See  notes  to  consolidated  financial  statements.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2003.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

(1)     Summary  of  Significant  Accounting  Policies  (Continued)

     (e)  Revenue  Recognition  (continued)

          The Company recognizes sales revenue in the Systems and New Products divisions on the date of delivery of goods to the customer in accordance with SAB 101.

     (f)  Loan  Receivable  From  Related  Parties

          The balance of related party loan receivable is with the majority stockholder, is interest free and is due and payable on December 31, 2003.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and CBC have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at June 30, 2003, was $0.04. See also Notes 3 and 5.

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

          In April 2003, the ("FASB") issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities". This statement amends FASB Statement No. 133 to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The changes due to this statement will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company does not expect adoption of SFAS No. 149 to have a material impact, if any, on its financial position or results of operations.

          In May 2003, the ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The changes in this statement will result in a more complete depiction of an entity's liabilities and equity. The changes will also enhance the relevance of accounting information by providing more information about the entity's obligations to transfer assets or issue shares. The Company does not expect adoption of SFAS No. 150 to have a material impact, if any, on its financial position or results of operations.

(2)     Office  Furniture  and  Equipment

          A  summary  of  property  and  equipment is as follows as of June 30,:


                                  2003      2002
                                --------  --------
Office Furniture &
  Computer Equipment . . . . .  $25,513   $ 9,178
Less: Accumulated Depreciation   (8,697)   (4,997)
                                --------  --------
  Net Furniture and Equipment.  $16,816   $ 4,181
                                ========  ========

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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


     The  following  is  a  summary  of  the  financial  position of the Cal-Bay
     International, Inc. (CBYI) and CBC, without the consolidating and eliminating adjustments at:



                                          June  30,  2003
                               -------------------------------
                                CBYI       CBC       Combined
                               -------  ----------  ----------
  Current assets. . . . . . .  $   -0-  $   3,969   $   3,969
  Property and equipment, net      -0-     16,816      16,816
  Other assets. . . . . . . .      -0-     24,270      24,270

                               -------  ----------  ----------
                               $   -0-  $  45,055   $  45,055
                               =======  ==========  ==========

  Current liabilities . . . .  $   -0-  $  35,133   $  35,133
  Long term liability . . . .              11,718      11,718
  Stockholders' equity. . . .      -0-     (1,796)
  (1,796)

                               -------  ----------  ----------
                               $   -0-  $  45,055   $   45,055
                               =======  ==========  ==========


                                          June  30,  2002
                               -------------------------------
                                CBYI       CBC       Combined
                               -------  ----------  ----------
  Current assets. . . . . . .  $   -0-  $   1,451   $   1,451
  Property and equipment, net      -0-      4,181       4,181
  Other assets. . . . . . . .      -0-     29,991      29,991

                               -------  ----------  ----------
                                   -0-  $  35,623   $  35,623
                               =======  ==========  ==========

  Current liabilities . . . .  $   -0-  $  43,837   $  43,837
  Stockholders' equity. . . .      -0-     (8,214)     (8,214)

                               -------  ----------  ----------
                               $   -0-  $  35,623   $  35,623
                               =======  ==========   =========

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

(4)  Related  Party  Transactions  &  Significant  Customers/Suppliers


     The Company has advanced the majority stockholder a total of $21,500, which is included in the accompanying financial statements as related party receivable. The advance is interest free and is due and payable on December 31, 2003.

(5)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:


                                                June  30,  2003
                                           -------------------------
Shareholder/Position/Title                 Shares  Held   Ownership
----------------------------------------   ------------  -----------
Robert  Thompson - President & CEO          11,059,653        44.3 %
  Charles  Prebay - Vice President & CFO     1,608,400         6.4
  Chris  Walker                              1,059,000         4.2
  Cede  &  Co. - Investor                    7,868,650        31.5
  All  Other  Investors                      3,389,297        13.6
                                           ------------  -----------
Total  shares  issued & outstanding         24,985,000       100.0 %
                                           ============  ===========


                                                June  30,  2002
                                           -------------------------
Shareholder/Position/Title                 Shares  Held   Ownership
----------------------------------------   ------------  -----------
Robert  Thompson - President & CEO          12,026,953        56.2 %
  Charles  Prebay - Vice President & CFO     2,000,000         9.4
  Chris  Walker                              1,059,000         5.0
  Cede  &  Co. - Investor                    1,188,000         5.5
  All  Other  Investors                      5,116,047        23.9
                                           ------------  -----------
Total  shares  issued & outstanding         21,390,000       100.0 %
                                           ============  ===========

     Robert Thompson, President and CEO was compensated $8,500 during the six months ended June 30, 2003.

(6)  Income  Taxes

     As of June 30, 2003, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $1,600.

     At June 30, 2003 deferred taxes consisted of a net tax assets (benefits) of approximately $470,974, due to operating loss carryforwards of the Company totaling $1,056,457 which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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


(8)  Equity  Line  of  Credit


     In April 2003, the Company entered into an equity line of credit investment agreement with Dutchess Private Equities Fund, L.P. (Duchess). Under this equity line of credit, the Company may periodically sell shares of common stock to Duchess to raise capital. The Company has made a SB-2 filing to register 10,675,675 shares of common stock to undertake this equity line of credit.


(9)  Leases

     The Company lease certain office equipment that is accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.

     The future minimum commitments under this lease arrangement at June 30, 2003 are as follows:



     Period  Ended  December  31,

2003. . . . . . . . . .  $ 1,629
2004. . . . . . . . . .    2,656
2005. . . . . . . . . .    2,933
2006. . . . . . . . . .    3,241
  Thereafter. . . . . .    2,888
                         -------

Net minimum commitments   13,347

  Less current portion.    1,629
                         -------

  Long-term commitments  $11,718
                         =======

                           CAL-BAY INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

(10) Commitments  and  Contingencies

     CBC leases an office/warehouse facility in Tustin, California which expires in August 31, 2004. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term in excess of one year are as follows:


Period  Ended  June  30,

2003 . . . .  $16,341
2004 . . . .   22,163
  Thereafter        0
              -------
  Total. . .  $38,504
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

OUR  BUSINESS

Cal-Bay Controls supplies analytical products, services and associated equipment through license and distribution agreements. Cal-Bay also targets new technologies and products for research and development, marketing and distribution.

Cal-Bay Controls operates three divisions, the Representative/Distribution Division, the Systems Division and the New Products Division. Cal-Bay's operations are focused mainly in California and Nevada with a small percentage of sales made elsewhere in the United States. Cal-Bay does not currently have any international operations and does not intend to pursue an international market at this time, but expects to do so in the future.

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

During the 1980's and 1990's there were many new regulations, on the local and federal level, which required the installation of new analytical instrumentation and monitoring systems for both air and water pollution control. Cal-Bay has been very successful in selling analyzers for use in the environmental markets, however this market tends to be cyclical due to changes in regulatory enforcement. During the past several years the number of new regulations being promulgated has declined, as has the level of enforcement by many regulatory agencies. Combined with the slow economy during the past few years, resulting in fewer new plant start-ups, and even some plant closings, the environmental market has been weak. However, Cal-Bay expects new regulations to be implemented in several areas in the coming decade which should result in an increase in this market in the future.

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

Cal-Bay has also recently had discussions with another company that has developed an "electronic nose" analytical device using fast gas chromatography with a new proprietary detector. It is possible that Cal-Bay may become an investor in this company, and/or may become a sales agent for the product.

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

FUTURE  POTENTIAL  MERGERS  &  ACQUISITIONS  BY  CAL-BAY  INTERNATIONAL

Cal-Bay has identified a number of companies that would be good candidates for future mergers and/or acquisitions. Each of these companies has been selected based upon such criteria as profitability, existing management team, ownership desire for exit strategy, synergy/compatibility with Cal-Bay's goals and plans, etc. At this time, Cal-Bay's management is evaluating each of the candidates currently identified and we are actively searching for new candidates in order to determine the best growth strategy for the future. We hope to finalize at least one, and possibly two, of these acquisitions before the end of 2003.

THREE  MONTH  PERIODS  ENDED  JUNE  30,  2003  AND  2002

Cal-Bay generated $21,651 in commission income from our representative/distributor division, and product sales in the systems division of $0, for a total revenue of $21,651 for the three-month period ended June 30, 2003 with cost of sales of $0 for a gross profit of $21,651. These revenues compare with $54,755 in commission income and product sales revenues for the three-month period ended June 30, 2002 with cost of sales of $0 and gross profit of $54,755. Gross profit for the three-month period ended June 30, 2003 was $33,104 less than the same period ended in 2002. Cash provided by operating activities was ($5,505) for the three-month period ended June 30, 2003 compared to ($6,225) for the same period ended in 2002.

The revenues generated for the three-month period ending June 30, 2003 were lower than the normal levels of revenues forecast for this period, primarily due to lowered commissions from a decrease in new orders booked during the later part of 2002 and early part of 2003, and the lack of any business from our systems division. Many projects that we had forecast for this time period have been delayed due in general to the slow economy, and we have been told by many clients that capital spending budgets have been reduced or placed on hold until later in the year or until next year.

Operating expenses for the three months ended June 30, 2003 were $39,902 compared to $59,704 for the same period in 2002, which is a decrease of $19,802. For the three month period ended June 30, 2003, Cal-Bay had a net loss of $18,251 compared to a net loss of $4,949 for the same period in 2002, representing a decrease in net income of $13,302.

SIX  MONTH  PERIODS  ENDED  JUNE  30,  2003  AND  2002

Cal-Bay generated $38,226 in combined commission income from our representative/distributor division and revenues from product sales in the systems division for the six-month period ended June 30, 2002 with $0 cost of sales for a gross profit of $38,226. This compares with $138,756 in commission income and product sales revenues for the six-month period ended June 30, 2002 with cost of sales of $0 and gross profit of $138,756. Gross profit for the six-month period ended June 30, 2003 was $100,530 less than the same period ended in 2002. Cash provided by operating activities was ($34,234) for the six-month period ended June 30, 2003 compared to ($24,151) for the same period ended in 2002.

The revenues generated for the six-month period ending June 30, 2003 were less than the anticipated levels of revenues forecast for this period, partly due to the lack of sales from the systems division or new products division during this period, and we believe that this decrease in business activity is due to the slowdown in the economy in general. Several projects that we had forecast for this time period have been delayed, and we have been told by many clients that capital spending budgets have been reduced or placed on hold until later in the year.

Operating expenses for the six months ended June 30, 2003 were $323,345 compared to $140,909 for the same period in 2002, which is an increase of $182,436. For the six month period ended June 30, 2003, Cal-Bay had a net loss of $285,119 compared to a net loss of $2,153 for the same period in 2002, which is a decrease in net income of $282,966. The majority of this increase in expenses and corresponding decrease in net income is a direct result of the issuance of 1,275,000 shares of common Cal-Bay stock registered on Form S-8 during the first quarter of the year. This stock was valued at $216,750, as consideration for certain existing and future professional and consulting expenses. For accounting purposes, the value of this stock is being taken as an expense in this period, although much of the professional and consulting services will be performed in the future, which should help to reduce expenses in the future.

Also, Cal-Bay continues to incur significant expenses in order to meet its obligations as a reporting public company, due to fees for accounting and legal services. If these fees had not been incurred, our net income would have increased. We will require continuing legal and accounting services for our future quarterly and annual reporting and for completion of and filing various documents with the SEC. During this period, Cal-Bay's management was informed that the health insurance premiums would increase significantly this year, therefore a new health insurance plan was selected in an attempt to limit the increase in costs.

Cal-Bay operated as a sole proprietorship in early-2001, until incorporation on February 22, 2001 and then the acquisition by Var-Jazz on March 8, 2001. For the initial period of operation after the acquisition by Var-Jazz, the officers of the Company did not draw a salary from Cal-Bay, and were only reimbursed for expenses directly relating to the operation of the Company. As of June 16, 2001 the Company agreed to pay salaries to the officers of the Company. The first salary payments were made to Cal-Bay employees at the end of June 2001. We believe that the salaries to be paid to the Cal-Bay officers are fair and reasonable compensation consistent with the duties and responsibilities of these positions. These executive salaries were based upon the expected levels of revenues for Cal-Bay, based upon the projected sales forecasts and income projections and expense budgets for the year. At this time, based upon the actual sales to date and the projected sales for the remainder of the year it appears that the 2003 sales for Cal-Bay will probably be less than the forecast for the year, therefore the officers of Cal-Bay have agreed to accept reduced salary payments if required to maintain adequate cash flow for the corporation. Cal-Bay's management is also making an effort to reduce our operating expenses for the remainder of the year.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2003, Cal-Bay has total assets of $45,055 including cash on hand, loan receivables, prepaid rent, security deposits, and office furniture and equipment. Current liabilities total $35,133 in accrued expenses, accrued salaries and wages, and income taxes payable. Legal and accounting costs increased substantially in 2001, 2002 and early 2003 for the Company due to the public company reporting requirements imposed as a result of the Company's Form 10-SB registration statement, which was approved by the SEC in March, 2002. In June of 2002 Cal-Bay received approval from the NASD to move from the Pink Sheets to a listing on the Over the Counter Bulletin Board. Cal-Bay does not anticipate any substantial new capital expenditures for its current business for the next six months, and does not plan to move to a new facility or to otherwise increase the overhead expense level in any way. Cal-Bay plans to continue the current operations of all divisions with the present management structure, financial and operational goals for the near term. Based upon the sales, expense and income results from the first and second quarter of operations and our projections for the remainder of the year, the Company believes that it can maintain the current level of operations for the rest of the year without having to raise additional funds for operational purposes. Management believes that our cash needs to maintain current operations can be met with cash on hand and expected revenues from accounts receivable on orders for at least the next twelve months.

However, should the Company proceed with its plans to either acquire one or more companies or begin research and development on new products in the future, we may require additional capital. To provide a means of raising additional capital as it is needed in the future to finance the Company's growth plans, the Company has arranged an equity line of credit with Dutchess Capital of Boston, Massachusetts providing up to $10,000,000 of funding. The Company has recently submitted an SB-2 Registration Statement with the SEC for the initial registration of 10,000,000 shares of Cal-Bay International common stock for use with this line of credit. The registration statement has not yet gone effective.

EMPLOYEES

Cal Bay's officers and directors are employed full time by Cal Bay. The Company intends to add an additional outside sales engineer in late 2003 in order to increase business in southern California. The Company also plans to hire an inside sales support person in late 2003 or 2004.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and reporting procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.


EXHIBIT NUMBER  TITLE                                                 LOCATION

          31.1  Certification of Chief Executive Officer pursuant to  Attached
                 Section 302 of the Sarbanes-Oxley Act of 2002

          31.2  Certification of Chief Financial Officer pursuant to  Attached
                 Section 302 of the Sarbanes-Oxley Act of 2002

          32.1  Certification of Chief Executive Officer pursuant to  Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          32.2  Certification of Chief Financial Officer pursuant to  Attached
                 Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CAL-BAY  INTERNATIONAL,  INC.




Date:  August  11,  2003      By:/s/Robert  J.  Thompson
                              -----------------------------------------
                              Robert  J.  Thompson
                              President  and  Chief  Executive  Officer




Date:  August  11,  2003      By:/s/Charles  A.  Prebay
                              ----------------------------------------------
                              Charles  A.  Prebay
                              Vice-President  and  Chief  Financial  Officer