Form 10QSB
period 2003-09-30
CAL BAY INTERNATIONAL INC
filed 2003-11-13
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date:

As of September 30, 2003, the issuer had 30,493,356 shares of common stock issued and outstanding.

Transitional  Small  Business  Format:

Yes  [   ]  No  [  X  ]



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I.   FINANCIAL INFORMATION                                    PAGE NO
                                                                   -------

          Item 1.  Financial Statements

          Independent Accountant's Review Report                         3

          Consolidated Balance Sheets as of
          September 30, 2003 and 2002                                    4

          Comparative Consolidated Statements of Operations
          for the Three Months Ended September 30, 2003 and 2002
          and for the Nine Months ended September 30, 2003 and 2002      5

          Consolidated Statement of Changes in
          Stockholders' Equity for the Period Ended
          September 30, 2003                                             6

          Comparative Consolidated Statements of Cash Flows
          for the Three Months Ended  September 30, 2003 and 2002
          and for the Nine Months September 30, 2003 and 2002            7

          Notes to the Consolidated Financial Statements              8-18

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        19-26

          Item 3.  Controls and Procedures                              26

PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities and Use of Proceeds            26

          Item 6.  Exhibits and Reports on Form 8-K                     27
                   (a)  Exhibits
                   (b)  Reports on Form 8-K

          Signatures                                                    28


(Inapplicable  items  have  been  omitted)

                         INDEPENDENT ACCOUNTANT'S REPORT



Board  of  Directors
CAL-BAY  INTERNATIONAL,  INC.


I have reviewed the accompanying consolidated balance sheets of Cal-Bay International, Inc. (A Nevada Corporation), and subsidiaries, as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three and nine month periods then ended. All information included in these financial statements is the representation of the management of Cal-Bay International, Inc.

I conducted my review in accordance with standards established by the American Institute of Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles.




                                  /s/ARGY & COMPANY
                                  ------------------


October  28,  2003
Fountain  Valley,  California



                          CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  September 30,

                                     ASSETS


                                                               2003         2002
                                                           ------------  ----------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $     6,512   $   8,351
  Accounts Receivable . . . . . . . . . . . . . . . . . .          -0-      62,210
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . .        2,175      25,506
                                                           ------------  ----------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .        8,687      96,067

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $9,973 and $5,463 respectively (Notes 1h & 2) . . . . .       15,540       4,605

Other Assets:

  Related Party Receivable (Note 4) . . . . . . . . . . .       21,500      21,500
  Deposit (Note 1g) . . . . . . . . . . . . . . . . . . .        2,770       2,491
                                                           ------------  ----------

  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .       24,270      23,991
                                                           ------------  ----------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $    48,497   $ 124,663
                                                           ============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $    37,996   $ 100,440
  Current Portion of Capital Lease Obligation (Note 9). .        1,232         -0-
                                                           ------------  ----------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .       39,228     100,440

Capital Lease Obligation, net of Current Portion (Note 9)       11,718         -0-

Commitments and Contingencies (Note 10) . . . . . . . . .        - - -       - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; shares issued and outstanding
    30,493,360 and 23,630,000 (Notes 1b, 1k, 3 & 5) . . .       30,493   $  23,630
  Additional Paid in Capital - (Discount on Stock). . . .    1,204,653     758,147
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (1,237,595)   (757,554)
                                                           ------------  ----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .       (2,449)     24,223
                                                           ------------  ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $    48,497   $ 124,663
                                                           ============  ==========

See  notes  to  consolidated  financial  statements.



                CAL-BAY  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 2003 & 2002 and
               For the Nine Months Ended September 30, 2003 & 2002


                          Three  Months  Ended           Nine  Months  Ended
                              September  30                September  30
                        --------------------------  --------------------------
                            2003          2002          2003          2002
                        ------------  ------------  ------------  ------------

Revenues . . . . . . .  $    61,888   $   118,139   $   100,113   $   256,645

Cost of Sales. . . . .       36,808       101,485        36,808       101,485
                        ------------  ------------  ------------  ------------

Gross profit . . . . .       25,080        16,654        63,305       155,160

Operating expenses . .      239,952       748,217       563,296       888,876
                        ------------  ------------  ------------  ------------

Net (loss) . . . . . .  $  (214,872)  $  (731,563)  $  (499,991)  $  (733,716)
                        ============  ============  ============  ============

Net (loss)
  Per share:
    Basic & Diluted. .        (0.01)        (0.03)        (0.02)        (0.03)

Weighted average
  Shares outstanding:
    Basic & Diluted. .   26,203,765    22,135,879    25,353,687    21,638,889

See  notes  to  consolidated  financial  statements.



                                 CAL-BAY  INTERNATIONAL,  INC.
                                          AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                               For the Period Ended September 30, 2003

                                                                    Additional
                                                                     Paid-in
                                              Common  Stock          Capital                      Total
                                          Number  of  ($0.001 Par)  (Discount     Retained     Stockholders'
                                            Shares    $Amount       on Stock)     Deficit         Equity
                                          ----------  ------------  -----------  ------------  -------------

Balance at inception
  (February 22, 2001). . . . . . . . . .  17,112,000  $17,112       $   (7,738)  $       -0-   $   9,374

  Recapitalization for Reverse
    Acquisition on March 8, 2001           4,278,000    4,278            4,125           ---       8,403

  Net (Loss) December 31, 2001                   ---      ---              ---       (23,838)    (23,838)
                                          ----------  ------------  -----------  ------------  -------------

Balance at December 31, 2001 . . . . . .  21,390,000   21,390           (3,613)      (23,838)     (6,061)

  Issuance of Common Stock for Services    2,320,000    2,320          784,080           ---     786,400

  Net (Loss) December 31, 2002                   ---      ---              ---      (713,766)   (713,766)
                                          ----------  ------------  -----------  ------------  -------------

Balance at December 31, 2002 . . . . . .  23,710,000   23,710          780,467      (737,604)     66,573

  Issuance of Common Stock for Services    6,733,356    6,733          422,736           ---     429,469

  Private sale of Common Stock                50,000       50            1,450           ---       1,500

  Net (Loss) September 30, 2003                  ---      ---              ---      (499,991)   (499,991)
                                          ----------  ------------  -----------  ------------  -------------

Balance at September 30, 2003. . . . . .  30,493,356  $30,493       $1,204,653   $(1,237,595)  $  (2,449)
                                          ==========  ============  ===========  ============  ==============

See  notes  to  consolidated  financial  statements.



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Three Months Ended September 30, 2003 & 2002 and
              For the Nine Months Ended September 30, 2003 & 2002


                                      Three  Months  Ended      Nine  Months  Ended
                                          September  30           September  30
                                      ----------------------  ----------------------
                                         2003        2002        2003        2002
                                      ----------  ----------  ----------  ----------
CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net (loss) . . . . . . . . . . . . .  $(214,872)  $(731,563)  $(499,991)  $(733,716)
                                      ----------  ----------  ----------  ----------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .      1,276         466       3,764       1,384
Stock based professional &
   Consulting expenses . . . . . . .    212,719     764,000     429,469     764,000
Increase (decrease)
  To current assets &
  Current liabilities. . . . . . . .      4,492     (25,114)     37,292     (48,030)
                                      ----------  ----------  ----------  ----------

Total adjustments. . . . . . . . . .    218,487     739,352     470,525     717,354
                                      ----------  ----------  ----------  ----------

Net cash provided (used) by
  Operating activities . . . . . . .      3,615       7,789     (29,466)    (16,362)
                                      ----------  ----------  ----------  ----------

CASH FLOWS FROM
  INVESTING ACTIVITIES:

Purchase of fixed asset. . . . . . .        -0-        (889)       (945)       (889)
                                      ----------  ----------  ----------  ----------

Net cash used by
  Investing activities . . . . . . .        -0-         -0-        (945)        -0-
                                      ----------  ----------  ----------  ----------

CASH FLOWS FROM
  FINANCING ACTIVITIES:

Stock issuance for cash. . . . . . .      1,500         -0-       1,500         -0-
Payment of capital lease . . . . . .       (397)        -0-      (1,550)        -0-
                                      ----------  ----------  ----------  ----------

Net cash provided (used) by
  Financing activities . . . . . . .      1,103         -0-         (50)        -0-
                                      ----------  ----------  ----------  ----------

Net increase (decrease)
  In Cash. . . . . . . . . . . . . .      4,718       6,900     (30,461)    (17,251)

Cash & equivalents,
  Beginning of period. . . . . . . .      1,794       1,451      36,973      25,602
                                      ----------  ----------  ----------  ----------

Cash & equivalents,
  End of period. . . . . . . . . . .  $   6,512   $   8,351   $   6,512   $   8,351
                                      ==========  ==========  ==========  ==========

Supplemental cash flow information:
Cash paid for interest . . . . . . .  $     -0-   $     -0-   $     -0-   $     -0-
                                      ==========  ==========  ==========  ==========
Cash paid for taxes. . . . . . . . .  $   1,600   $   3,200   $   1,600   $   3,200
                                      ==========  ==========  ==========  ==========

Supplemental  disclosure  of  non-cash  activities:

In January of 2003, the Company issued 1,275,000 shares of common stock as consideration for certain professional and consulting expenses.

In July and September of 2003, the Company issued 5,458,356 shares of common stock as consideration for certain professional and consulting expenses.

See  notes  to  consolidated  financial  statements.

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

(1)  Summary  of  Significant  Accounting  Policies

     (a)  Nature  of  Business

          Cal-Bay International, Inc. and subsidiaries ("The Company"), was originally organized as Var-Jazz Entertainment, Inc., under the laws of the State of Nevada, on December 8, 1998. On March 8, 2001, Var-Jazz Entertainment, Inc. acquired 100% of the outstanding common shares of Cal-Bay Controls, Inc., which has been accounted for as a reverse acquisition. Subsequent to this acquisition, Var-Jazz Entertainment, Inc. changed its name to Cal-Bay International, Inc. The Company does not currently have any international operations but expects to in the future. See also Note 3.

          Cal-Bay Controls, Inc. (CBC) was originally a sole proprietorship, being operated since 1990 under the name Cal-Bay Controls, in Tustin, California, by its owner Robert Thompson. CBC, which represents the only operating entity of the Company, is a manufacturer's representative and distribution firm, serving California, Nevada and Hawaii in process, environmental, and safety markets. On February 22, 2001, CBC was incorporated in Nevada under the name Cal-Bay Controls, Inc.

          CBC supplies analytical products, services and associated equipment through license distribution agreements, and receives compensation for its selling efforts in the form of commissions, typically 10-20% of the net sales price, on all sales of products within the specified sales territory.

          On August 7, 2003, the Company formed a Nevada corporation, Cal-Bay Analytical, Inc., (CBA) as a wholly owned subsidiary. As of September 30, 2003, this subsidiary does not have any business transactions and therefore does not have an impact on the Company's financial position or results of operations.

          CBA is a manufacturer's representative and distribution firm, serving California, Nevada, Arizona, Utah and Hawaii. CBA supplies analytical products, services and associated equipment primarily to the laboratory markets through license distribution agreements, and receives compensation for its selling efforts in the form of commissions, typically 10-20% of the net sales price, on all sales of products within the specified sales territory. Several of the principals represented by CBA were formerly represented by CBC, and CBA will search for additional principals and products to represent in the laboratory markets.

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

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (b)  Capitalization  (continued)

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

          On July 9 and September 11, 2003, the Company issued 3,008,356 restricted common shares in payment for consulting services. Also on September 9, 2003, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 2,450,000 common shares in payment for professional and consulting services.

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2003.

     (d)  Principles  of  Consolidation  and  Basis  of  Accounting

          The accompanying consolidated financial statements include the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiary, CBC. All material inter-company transactions and accounts have been eliminated in consolidation. The Company has no continuing operating activities other than that of CBC.

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

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

     (h)  Property  and  Equipment  and  Organizational  Expenditures

          Office furniture and equipment is stated at cost and is depreciated using the straight line method over their estimated useful lives, currently five years. Organizational expenditures for the Company were paid as completed and have been expensed as incurred in accordance with SOP 98-5. Betterments and improvements are capitalized and depreciated over their estimated useful lives, while repairs and maintenance costs are expensed when incurred.

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

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and CBC have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at September 30, 2003, was $0.068. See also Notes 3 and 5.

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

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

(2)  Office  Furniture  and  Equipment

     A  summary  of  property  and  equipment is as follows as of September 30,:


                                  2003      2002
                                --------  --------
Office Furniture &
  Computer Equipment . . . . .  $25,513   $10,068
Less: Accumulated Depreciation   (9,973)   (5,463)
                                --------  --------
  Net Furniture and Equipment.  $15,540   $ 4,605
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

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

(3)  Acquisition  of  Cal-Bay  Controls,  Inc.  -  (continued)

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

     The  following  is  a  summary  of  the  financial  position of the Cal-Bay
     International, Inc. (CBYI) and CBC, without the consolidating and eliminating adjustments at:



                                     September  30,  2003
                               -------------------------------
                                CBYI       CBC       Combined
                               -------  ----------  ----------
  Current assets. . . . . . .  $   -0-  $   8,687   $   8,687
  Property and equipment, net      -0-     15,540      15,540
  Other assets. . . . . . . .      -0-     24,270      24,270

                               -------  ----------  ----------
                               $   -0-  $  48,497   $  48,497
                               =======  ==========  ==========

  Current liabilities . . . .  $   -0-  $  39,228   $  39,228
  Long term liability . . . .              11,718      11,718
  Stockholders' equity. . . .      -0-     (2,449)
  (2,449)

                               -------  ----------  ----------
                               $   -0-  $  48,497   $   48,497
                               =======  ==========  ==========


                                      September  30,  2002
                               -------------------------------
                                CBYI       CBC       Combined
                               -------  ----------  ----------
  Current assets. . . . . . .  $   -0-  $  96,067   $  96,067
  Property and equipment, net      -0-      4,605       4,605
  Other assets. . . . . . . .      -0-     23,991      23,991

                               -------  ----------  ----------
                                   -0-  $ 124,663   $ 124,663
                               =======  ==========  ==========

  Current liabilities . . . .  $   -0-  $ 100,440   $ 100,440
  Stockholders' equity. . . .      -0-     24,223      24,223

                               -------  ----------  ----------
                                   -0-  $ 124,663   $ 124,663
                               =======  ==========  ==========

(4)  Related  Party  Transactions  &  Significant  Customers/Suppliers

     The Company has advanced the majority stockholder a total of $21,500, which is included in the accompanying financial statements as related party receivable. The advance is interest free and is due and payable on December 31, 2003.

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

(4)  Related  Party Transactions & Significant Customers/Suppliers - (continued)

     A majority of CBC's commission income is derived from two unrelated manufacturing companies that it represents. The commission income from these two significant customers was $34,763 and $3,871, respectively, for the nine month period ended September 30, 2003. The commission income from these two significant customers was $104,799 and $31,220, respectively, for the nine month period ended September 30, 2002 (see also Note 7).

(5)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:


                                              September  30,  2003
                                           -------------------------
Shareholder/Position/Title                 Shares  Held   Ownership
----------------------------------------   ------------  -----------
  Robert  Thompson - President & CEO        11,059,653        36.3 %
  Charles  Prebay - Vice President & CFO     1,608,400         5.3
  Linwood  C.  Meehan III                    2,000,000         6.6
  Cede  &  Co. - Investor                    7,868,650        25.8
  All  Other  Investors                      7,956,653        26.0
                                           ------------  -----------
Total  shares  issued & outstanding         30,493,356       100.0 %
                                           ============  ===========


                                              September  30,  2002
                                           -------------------------
Shareholder/Position/Title                 Shares  Held   Ownership
----------------------------------------   ------------  -----------
  Robert  Thompson - President & CEO        12,026,953        50.9 %
  Charles  Prebay - Vice President & CFO     2,000,000         8.5
  Cede  &  Co. - Investor                    1,188,000         5.0
  All  Other  Investors                      8,415,047        35.6
                                           ------------  -----------
Total  shares  issued & outstanding         23,630,000       100.0 %
                                           ============  ===========

     Robert Thompson, President and CEO was compensated $8,500 during the nine months ended September 30, 2003.

(6)  Income  Taxes

     As of September 30, 2003, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $1,600.At September 30, 2003 deferred taxes consisted of a net tax assets (benefits) of approximately $567,665, due to operating loss carryforwards of the Company totaling $1,271,324 which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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


(8)  Equity  Line  of  Credit

     In April 2003, the Company entered into an equity line of credit investment agreement with Dutchess Private Equities Fund, L.P. (Dutchess). Under this equity line of credit, the Company may periodically sell shares of common stock to Duchess to raise capital. The Company has filed a Form SB-2 registration statement with the SEC to register 10,675,675 shares of common stock to undertake this equity line of credit. As of September 30, 2003 this registration statement has not become effective and there have been no transactions under this equity line of credit agreement


(9)  Leases

     The Company lease certain office equipment that is accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.

     The future minimum commitments under this lease arrangement at September 30, 2003 are as follows:

     Period  Ended  December  31,


2003. . . . . . . . . .  $ 1,232
2004. . . . . . . . . .    2,656
2005. . . . . . . . . .    2,933
2006. . . . . . . . . .    3,241
  Thereafter. . . . . .    2,888
                         -------

Net minimum commitments   12,950

  Less current portion.    1,232
                         -------

  Long-term commitments  $11,718
                         =======

                           CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


(10) Commitments  and  Contingencies

CBC leases an office/warehouse facility in Tustin, California which expires in August 31, 2004. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term in excess of one year are as follows:

     Period  Ended  September  30,

     2004                 30,474
     Thereafter                0
                    ------------
     Total          $     30,474
                    ============


     The Company was not involved in any litigation as of the date of this examination.

(11) Subsequent  Event,  Withdrawal  of  Registration  Statement

     Subsequent to the date of this report, on November 3, 2003 the Company filed notice with the SEC that it was withdrawing its registration statement on Form SB-2 relating to the equity line of credit agreement with Dutchess Private Equities Fund, LP. The Company intends to renegotiate the terms of the equity line agreement and refile the registration statement when the terms of the renegotiated agreement are finalized.

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

On March 7, 2002, Cal-Bay International's Form 10-SB registration statement went effective and in June of 2002, Cal-Bay International, Inc. moved from the Pink Sheets to the Over the Counter Bulletin Board where the Company currently trades under the symbol CBYI.

Cal-Bay Analytical, Inc. was incorporated on August 7, 2003 in the State of Nevada and is also operated as a wholly owned subsidiary.

OUR  BUSINESS

Cal-Bay International's operating subsidiaries are Cal-Bay Controls (CBC) and Cal-Bay Analytical (CBA). Both CBC and CBA operate as manufacturer's sales representatives and distributors of analytical products, services and associated equipment through license and distribution agreements. CBC primarily serves the process, environmental and safety markets, while CBA primarily serves the laboratory markets. Cal-Bay does not currently have any international operations and does not intend to pursue an international market at this time, but expects to do so in the future.

CAL-BAY  CONTROLS  (CBC)

CBC is composed of three divisions, the Representative/Distribution Division, the Systems Division and the New Products Division. CBC's operations are focused mainly in California and Nevada with a small percentage of sales made elsewhere in the United States.

REPRESENTATIVE/DISTRIBUTION  DIVISION

CBC's Representative and Distribution Division currently serves markets in California, Nevada and Hawaii. Cal-Bay represents and/or distributes products from many manufacturers of engineered products for the process control, environmental and safety markets. The process control market involves instrumentation and equipment used to help manufacturing plants control or improve the operations of specific production or manufacturing processes within the plant. The environmental market uses instrumentation and equipment to measure or help reduce air and/or water pollution produced by industrial, utility or municipal facilities. The safety market requires instrumentation for use in various industries to meet personnel safety requirements typically imposed by OSHA regulations.

CBC has a signed contract/agreement with each of the companies it represents which grants CBC the rights to sell the assigned products/services within a defined sales territory (typically California, Nevada and Hawaii). In most cases these contracts are exclusive in the sense that no other sales representative is allowed to sell the products covered by the contract in the same sales area, however, there are a few contracts which are non-exclusive in the sense that there may be more than one authorized sales agents in a given sales area. CBC receives compensation for selling efforts in the form of commissions (typically 10-20% of the net sales price) on all sales of products within the specified sales territory.

     Within  the  designated  sales territory, CBC serves the following markets:

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

During the 1980's and 1990's there were many new regulations, on the local and federal level, which required the installation of new analytical instrumentation and monitoring systems for both air and water pollution control. CBC has been very successful in selling analyzers for use in the environmental markets and we believe the market will continue to be strong in this area. During the late 1990's the number of new regulations declined, however, CBC expects new regulations to be implemented in several areas in the coming decade which should result in an increase in this market in the near future.

The safety market is also regulatory driven, usually by OSHA rules. CBC anticipates the safety market to remain fairly static in the near future.

The EPA and OSHA frequently implement new regulations seeking to improve quality, safety and the environment. When new regulations are implemented, industry is required to comply with the regulations, often necessitating the purchase of new equipment and controls. While CBC cannot assure new regulations translate directly to additional sales, it is management's experience that increased regulations typically result in an increase in sales.

Process and quality control markets are much less likely to be affected by regulatory concerns, however, these markets are more likely to be affected by changes in the economy. Sales to these markets are typically not regulatory driven but are driven by the need for improved production efficiency, reductions in cost, improvement in product quality, etc. New technology developments are often the driving force behind sales of new equipment into these markets as each company searches for a competitive advantage.

SYSTEMS  DIVISION

In addition to selling products and services as a representative/distributor, CBC produces a small number of operational systems that integrate a variety of products and components from numerous vendors. Notably, CBC is able to provide Continuous Emissions Monitoring Systems ("CEMS") to selected clients for regulatory compliance. These clients typically have unique requirements that cannot be addressed by one of the larger CEM integration companies. On CEMS projects, CBC will often act as the prime contractor with several sub-contractors who will be responsible for design, manufacture, test and/or installation and certification to meet the regulatory requirements. A typical CEM system will include sample probe, heated sample line, sample conditioning system to remove moisture and particulates, sample flow controller and distribution manifold, analyzer(s) for the gas species to be measured, a micro-processor based system controller, data-logger and/or data acquisition and reporting system, and calibration gases. Services may include installation supervision, start-up and training, certification to meet regulatory standards, maintenance contracts and regulatory permitting assistance.

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

NEW  PRODUCTS  DIVISION

CBC is currently exploring several opportunities to develop new products and/or technologies, as follows:

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

CAL-BAY  ANALYTICAL  (CBA)

CBA operates as a manufacturer's sales representative and distributor of analytical products, services and associated equipment through license and distribution agreements.

CBA primarily serves the laboratory markets. The laboratory markets include a variety of industrial, governmental and private contract testing laboratories as well as research and development laboratories operated by private industries, universities and governmental research laboratories.

CBA has a signed contract/agreement with each of the companies it represents which grants CBA the rights to sell the assigned products/services within a defined sales territory (typically California, Nevada, Arizona, Utah and

Hawaii). In most cases these contracts are exclusive in the sense that no other sales representative is allowed to sell the products covered by the contract in the same sales area, however, there are a few contracts which are non-exclusive in the sense that there may be more than one authorized sales agents in a given sales area. CBA receives compensation for selling efforts in the form of commissions (typically 10-20% of the net sales price) on all sales of products within the specified sales territory.

FUTURE POTENTIAL MERGERS & ACQUISITIONS AND/OR NEW SUBSIDIARY COMPANIES TO BE FORMED BY CAL-BAY INTERNATIONAL

The Company has identified a number of companies that would be good candidates for future mergers and/or acquisitions. Each of these companies has been selected based upon such criteria as profitability, existing management team, ownership desire for exit strategy, synergy and compatibility with Cal-Bay's goals and plans. At this time, Cal-Bay's management is evaluating each of the candidates currently identified and we are actively searching for new candidates in order to determine the best growth strategy for the future.

Alternatively, the Company may decide to form a new subsidiary company or companies n the future as it either develops new products or identifies new areas of business opportunity.

THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2003  AND  2002

Cal-Bay Analytical did not have any business transactions as of September 30, 2003 and therefore had no impact on the total Company business results. All of the following business results are from the Cal-Bay Controls operating subsidiary.

Cal-Bay generated $17,954 in commission income from our representative/distributor division, and product sales in the systems division of $43,934, for a total revenue of $61,888 for the three-month period ended September 30, 2003 with cost of sales of $36,808 for a gross profit of $25,080. These revenues compare with $118,139 in commission income and product sales revenues for the three-month period ended September 30, 2002 with cost of sales of $101,485 and gross profit of $16,654. Gross profit for the three-month period ended September 30, 2003 was $8426 more than the same period ended in 2002. The net cash provided by operating activities for the three months ended September 30, 2003 was $3,615 compared to net cash of $7,780 from the comparable period in 2002.

The revenues generated for the three-month period ending September 30, 2003 were primarily due to sales from one large project won in the systems division during this period.

Operating expenses were $239,952 for the three-month period ended September 30, 2003 compared with $748,217 for the three-month period ended September 30, 2002, which is a decrease of $508,265. The net gain (loss) was ($214,872) for the three-month period ended September 30, 2003 compared to ($731,563) for the same period ended in 2002 which is an increase in net income of $516,691. The majority of the expenses during the current period are a direct result of the issuance of 5,458,356 shares of common Cal-Bay stock, valued at $212,719, as consideration for certain existing and future professional and consulting expenses. For accounting purposes, the value of this stock is being taken as an expense in this period, although much of the professional and consulting services will be performed in the future, which should help to reduce expenses in the future.

NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2003  AND  2002

Cal-Bay generated $100,113 in combined commission income from our representative/distributor division and revenues from product sales in the systems division for the nine-month period ended September 30, 2003 with $36,808 cost of sales for a gross profit of $63,305. This compares with $256,645 in commission income and product sales revenues for the nine-month period ended September 30, 2002 with cost of sales of $101,485 and gross profit of $155,160. Gross profit for the nine-month period ended September 30, 2003 was $91,855 less than the same period ended in 2002. Cash provided by operating activities was ($29,466) for the nine-month period ended September 30, 2003 compared to ($16,362) for the same period ended in 2002.

The revenues generated for the nine-month period ending September 30, 2003 were less than the anticipated levels of revenues forecast for this period, due to low levels of commissions income received as well as the lack of sales from the systems division or new products division early in this period, and we believe that this decrease in business activity is due to the slowdown in the economy in general during this year. Several projects that we had forecast for this time period have been delayed, and we have been told by many clients that capital spending budgets have been reduced or placed on hold until later in the year or early next year.

Operating expenses for the nine months ended September 30, 2003 were $563,296 compared to $888,876 for the same period in 2002, which is a decrease of $325,580. For the nine month period ended September 30, 2003, Cal-Bay had a net loss of $499,991 compared to a net loss of $733,716 for the same period in 2002, which is a reduction in net loss or increase in net income of $233,725. The majority of the expenses during the nine months ended September 30, 2003 are a direct result of the issuance of 6,733,356 shares of common Cal-Bay stock, valued at $429,469, as consideration for certain existing and future professional and consulting expenses. For accounting purposes, the value of this stock is being taken as an expense in this period, although much of the professional and consulting services will be performed in the future, which should help to reduce expenses in the future.

Many of the expenses through the first nine months of 2002 and 2003 are attributed to Cal-Bay becoming a reporting public company. As a result of becoming a public company, we have incurred ongoing legal and accounting costs related to preparing and filing our public reports during the past two years. The majority of these auditing costs, legal fees and organizational expenses would not have been incurred had Cal-Bay continued to operate as a sole proprietorship, and our net income would have increased substantially.

In addition, through the first nine months of 2003, we had increased professional fees relating to preparing and filing a registration statement with the SEC on Form SB-2. The registration statement related to a proposed equity line of credit with Dutchess Private Equities Fund, LP. Subsequent to the date of this report, on November 3, 2003, we withdrew the registration statement to renegotiate the terms of the equity line. We intend to refile the registration statement when the terms of the new agreement are finalized.

We expect our legal and accounting fees to decrease in the future, although we will require continuing legal and accounting services for our future quarterly and annual reporting. During this period, Cal-Bay's management was also informed that the health insurance premiums would increase significantly this year, therefore a new health insurance plan was selected in an attempt to limit the increase in costs. We do not foresee any other increases in expenses or any other major expenditures for the remainder of 2003.

At this time, based upon the actual sales to date and the projected sales for the remainder of the year it appears that the 2003 sales for Cal-Bay will probably be less than the forecast for the year, therefore the officers of Cal-Bay have agreed to accept company stock in lieu of salary if required to maintain adequate cash flow for the corporation. During the three months ended September 30, 2003, the officers of Cal-Bay did not draw any salary, and the amount of salary taken during the nine month period ended September 30, 2003 was minimal. Cal-Bay's management is also making an effort to reduce our operating expenses for the remainder of the year.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2003, Cal-Bay had total assets of $8,687 including cash on hand, loan receivables, prepaid rent, security deposits, and office furniture and equipment. Current liabilities totaled $39,228 in accrued expenses, accrued salaries and wages, and income taxes payable.

Cal-Bay does not anticipate any substantial new capital expenditures for the next twelve months, and does not plan to move to a new facility or to otherwise increase the overhead expense level in any way. Cal-Bay plans to continue the current operations of all subsidiaries with the present management structure, financial and operational goals for the near term. Based upon the sales, expense and income results from the first three quarters of operations and our projections for the remainder of the year, the Company believes that it can maintain the current level of operations for the rest of the year without having to raise additional funds for operational purposes. The company believes that its cash needs to maintain current operations can be met with cash on hand and revenues from accounts receivable on orders for at least the next twelve months. However, should the Company require additional capital, the Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

ITEM  3.  CONTROLS  AND  PROCEDURES

As of September 30, 2003, under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness and operation of our information disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On January 9, 2003 we issued 1,275,000 common shares to four individuals for professional and consulting services. The services were not connected to any fund raising activities. At the time of issuance, the common stock was valued at $216,750. The shares were registered on Form S-8 as filed with the Securities and Exchange Commission.

On September 2, 2003 we filed a registration statement on Form S-8 dated August 29, 2003 reporting the issuance of 2,450,000 shares valued at $73,500. The shares were issued to two individuals for ongoing consulting and legal services unrelated to fund raising activities.

In July and September of 2003, we issued a total of 3,008,356 restricted common shares of Cal-Bay to three unrelated individuals for ongoing consulting services. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.

The investors had access to all material information pertaining to Cal-Bay and its financial condition. The investors also completed and signed investment agreements attesting to their sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid on the transactions.

On July 29, 2003, we sold 50,000 shares Cal-Bay common stock to an accredited investor for $1,500. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. The investor had access to all material information pertaining to Cal-Bay and its financial condition. The investor completed and signed a statement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid on the transaction.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

Cal-Bay did not file any reports on Form 8-K during the 90 days ended September 30, 2003.



EXHIBITS:


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

                                         CAL-BAY  INTERNATIONAL,  INC.


Date:  November  12,  2003               By:  /s/Robert  J.  Thompson
                                         ----------------------------
                                         Robert  J.  Thompson
                                         Chief  Executive  Officer



Date:  November  12,  2003               By:  /s/Charles  A.  Prebay
                                         ---------------------------
                                         Charles  A.  Prebay
                                         Chief  Financial  Officer