Form 10KSB
period 2003-12-31
CAL BAY INTERNATIONAL INC
filed 2004-03-26
CIK 1142526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

[   ]

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 0-32892

Cal Bay International, Inc.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0021800 (I.R.S. Employer I.D. No.)

1582 Parkway Loop, Suite G, Tustin, CA 92780

(Address and Zip Code of principal executive offices)

Issuer’s telephone number, including area code: 714-258-7070

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [    ]

The issuer’s revenue for its most recent fiscal year was: $145,007

The aggregate market value of the issuer’s voting stock held as of December 31, 2003, by non-affiliates of the issuers was $ 501,994.20. (18,592,378 shares valued at $0.027 each)

As of December 31, 2003, issuer had 31,169,031 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: none

#

FORM 10-KSB

CAL BAY INTERNATIONAL

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 8 8 8
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

		8 10 11 11 12
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		12 13 14 14 15 15
	Signatures	17

(Inapplicable items have been omitted)

PART I

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

On March 7, 2002, Cal-Bay International’s Form 10-SB registration statement went effective and in June of 2002, Cal-Bay International, Inc. moved from the Pink Sheets to the Over the Counter Bulletin Board where the Company currently trades under the symbol CBYI.

Cal-Bay Analytical, Inc. was incorporated on August 7, 2003 in the State of Nevada and is also operated as a wholly owned subsidiary.

Our Business

Cal-Bay International’s operating subsidiaries are Cal-Bay Controls (CBC) and Cal-Bay Analytical (CBA).  Both CBC and CBA operate as manufacturer’s sales representatives and distributors of analytical products, services and associated equipment through license and distribution agreements.  CBC primarily serves the process, environmental and safety markets, while CBA primarily serves the laboratory markets.  As of December 31, 2003, Cal-Bay Analytical did not have any business transactions and therefore did not have an impact on the Company’s financial  position or results of operations.  The Company does not currently have any international operations and does not intend to pursue an international market at this time, but expects to do so in the future.

Cal-Bay Controls (CBC)

CBC is composed of three divisions, the Representative/Distribution Division, the Systems Division and the New Products Division.  CBC’s operations are focused mainly in California and Nevada with a small percentage of sales made elsewhere in the United States.

Representative/Distribution Division

CBC’s Representative and Distribution Division currently serves markets in California, Nevada and Hawaii.  Cal-Bay represents and/or distributes products from many manufacturers of engineered products for the process control, environmental and safety markets.  The process control market involves instrumentation and equipment used to help manufacturing plants control or improve the operations of specific production or manufacturing processes within the plant.  The environmental market uses instrumentation and equipment to measure or help reduce air and/or water pollution produced by industrial, utility or municipal facilities.  The safety market requires instrumentation for use in various industries to meet personnel safety requirements typically imposed by OSHA regulations.

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

*  Semiconductor

*  Aerospace

*  Plastics/Polymers

*  Original Equipment Manufactures (OEM’s)

The environmental market is typically driven by local, state and national regulations promulgated by regulatory agencies, including:  the South Coast Air Quality Management District (SCAQMD), California Air Resources Board (CARB) and the U.S. Environmental Protection Agency (EPA), which has both air and water protection departments.

During the 1980’s and 1990’s there were many new regulations, on the local and federal level, which required the installation of new analytical instrumentation and monitoring systems for both air and water pollution control.  CBC has been very successful in selling analyzers for use in the environmental markets and we believe the market will continue to be strong in this area.  During the late 1990’s the number of new regulations declined, however, CBC expects new regulations to be implemented in several areas in the coming decade which should result in an increase in this market in the near future.

The safety market is also regulatory driven, usually by OSHA rules.  CBC anticipates the safety market to remain fairly static in the near future.

The EPA and OSHA frequently implement new regulations seeking to improve quality, safety and the environment.  When new regulations are implemented, industry is required to comply with the regulations, often necessitating the purchase of new equipment and controls.  While CBC cannot assure new regulations translate directly to additional sales, it is management’s experience that increased regulations typically result in an increase in sales.

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

Systems Division

In addition to selling products and services as a representative/distributor, CBC produces a small number of operational systems that integrate a variety of products and components from numerous vendors.  Notably, CBC is able to provide Continuous Emissions Monitoring Systems (“CEMS”) to selected clients for regulatory compliance.  These clients typically have unique requirements that cannot be addressed by one of the larger CEM integration companies.  On CEMS projects, CBC will often act as the prime contractor with several sub-contractors who will be responsible for design, manufacture, test and/or installation and certification to meet the regulatory requirements.  A typical CEM system will include sample probe, heated sample line, sample conditioning system to remove moisture and particulates, sample flow controller and distribution manifold, analyzer(s) for the gas species to be measured, a micro-processor based system controller, data-logger and/or data acquisition and reporting system, and calibration gases.  Services may include installation supervision, start-up and training, certification to meet regulatory standards, maintenance contracts and regulatory permitting assistance.

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

Spectra Unlimited – Product Acquisition/Development

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

The Spectra products include the following:

•

Streaming Current Analyzer – this analyzer uses the proven thermoconductivity principle of analysis and is unique in that it can discriminate a single component of interest from a complex mixture of different components.

Potential applications include: measurement of solids in a binary solution, selective measurement of a single gas in a complex mixture of gases for purity or quality control, various solvent ratios for process control, product quality measurements, etc.

•

Infrared Spectrometer – This is a highly sensitive NDIR spectrometer designed for gas measurements in environmental or process control applications.  It uses dual measurement channels and an energy-balancing circuit that allows the use of the same optical filters for sample and reference wavelengths.

•

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

Pattern Recognition Technology – Product Development

During the past several years Cal-Bay has evaluated several new types of analytical products using “pattern recognition technology”.  Pattern recognition is the art of separating and identifying complex chemical or electronic signatures from even more complex backgrounds.

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

Cal-Bay has also recently had discussions with another company that has developed an “electronic nose” analytical device using fast gas chromatography with a new proprietary detector.  It is possible that Cal-Bay may become an investor in this company, and/or may become a sales agent for the product.

Analytical Sensors – Product Development

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

One resource that Cal-Bay will utilize to aid in the search for new technologies is the services of “technology brokers” that specialize in identifying new technology and matching that technology with companies that are looking for new products to develop.  Cal-Bay has recently used such a service to evaluate a new technology patented by the faculty of a public U.S. university that had reached the “proof of concept” stage and needed additional funding and resources to complete the development into a commercially-viable product.

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

Cal-Bay Analytical (CBA)

CBA operates as a manufacturer’s sales representative and distributor of analytical products, services and associated equipment through license and distribution agreements.

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

Future Potential Mergers & Acquisitions and/or New Subsidiary Companies to be Formed by Cal-Bay International

The Company has identified a number of companies that would be good candidates for future mergers and/or acquisitions.  Each of these companies has been selected based upon such criteria as profitability, existing management team, ownership desire for exit strategy, synergy and compatibility with Cal-Bay’s goals and plans.  At this time, Cal-Bay’s management is evaluating each of the candidates currently identified and we are actively searching for new candidates in order to determine the best growth strategy for the future.

Alternatively, the Company may decide to form a new subsidiary company or companies in the future as it either develops new products or identifies new areas of business opportunity.

Employees

Cal Bay’s officers and directors are employed full time by Cal Bay.  The Company intends to add an additional outside sales engineer in 2004 in order to increase business in southern California.  The Company also plans to hire an inside sales support person in 2004.

Item 2.  Description of Property

Cal Bay currently leases a combined office/warehouse facility of approximately 2,328 square feet at 1582 Parkway Loop, Suite G, Tustin, CA 92780.  The lease is paid on a monthly basis of $2,770.32 per month and expires on August 31, 2004.  Our facility is located in a small mixed use, commercial/light industrial office park in Central Orange County, California.  This facility consists of a reception area, three individual fully-enclosed offices, a conference room, a restroom, sales literature storage area, printer/fax/copier area, and a combined warehouse/system production/equipment test area.  Management believes the currently leased space is adequate to meet Cal Bay’s needs for at least the term of the lease.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against the Company or any of its officers or directors.  Further, none of the Company’s officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company’s interests.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol “CBYI”.  At December 31, 2003 the Company had 73 shareholders holding 31,169,031 shares of common stock.  Of the issued and outstanding common stock, 14,403,680 are free trading, the balance of 16,765,351 are restricted stock as that term is used in Rule 144 and may be sold pursuant to Rule 144.  The Company has not agreed to register any shares for resale by selling stockholders.

The following table shows the highs and lows of the closing bid and ask on the Company’s stock since January 2, 2001 through the year ended December 31, 2003.

CLOSING BID

CLOSING ASK

2001

High

Low

High

Low

Jan. 2 thru Mar. 13

.61

.125

None

None

Mar. 14 thru Mar. 30

(After 3 for 1 split)

1.30

.43

2.0

.65

June 1 thru June 30

1.20

.30

1.60

.59

July 2 thru September 28

1.68

1.01

1.73

1.15

October 1 thru December 31

1.21

.25

1.26

.50

2002

Jan 2 thru March 28

.85

.35

.90

.40

April 1 thru June 28

.46

.215

.51

.23

July 1 thru September 30

.38

.20

.42

.23

October 1 thru December 31

.275

.16

.30

.17

2003

Jan 2 through March 31

.20

.05

.21

.065

April 1 through June 30

.07

.04

.08

.045

July 1 through September 30

.08

.03

.09

.038

October 1 thru December 31

.06

.025

.065

.03

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

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

Recent Sales of Unregistered Securities.

In March 2001, we exchanged 17,112,000 shares of common stock for all of the issued and outstanding shares of Cal-Bay Controls, Inc., a Nevada corporation.  The transaction was a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986.  The shares were exchanged issued without registration in a private transaction pursuant to the exemption provided Section 4(2) of the Securities Act of 1933.  The transaction did not involve any public offering and no commissions were paid on the transaction.

On August 29, 2002, the Company issued 2,240,000 shares of common stock to five unrelated individuals for professional and consulting services valued at $774,400.  The shares were registered on Form S-8 as filed with the Securities and Exchange Commission.

On November 15, 2002 we issued 80,000 common shares to First Capital Investments, Inc. for investment relations services valued at $12,000.  The shares were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  No underwriters were involved in the issuance, no public solicitations were made by the Company and no commissions were paid.

On January 9, 2003 we issued 1,275,000 common shares to four individuals for professional and consulting services.  The services were not connected to any fund raising activities.  At the time of issuance, the common stock was valued at $216,750.  The shares were registered on Form S-8 as filed with the Securities and Exchange Commission.

On July 29, 2003, we sold 50,000 shares Cal-Bay common stock to an accredited investor for $1,500.  The shares were sold in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.  The investor had access to all material information pertaining to Cal-Bay and its financial condition.  The investor completed and signed a statement attesting to his sophistication or accredited investor status and investment intent.  No broker was involved and no commissions were paid on the transaction.

In July and September of 2003, we issued a total of 3,008,356 restricted common shares valued at $212,719 to three unrelated individuals for ongoing consulting services.  The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.  The investors had preexisting relationships with Cal-Bay and had access to all material information pertaining to Cal-Bay and its financial condition.  The investors also completed and signed investment agreements attesting to their sophistication or accredited investor status and investment intent.  No broker was involved and no commissions were paid on the transactions.

On September 2, 2003 we filed a registration statement on Form S-8 dated August 29, 2003 reporting the issuance of 2,450,000 shares valued at $122,500.  The shares were issued to four individuals for ongoing consulting and legal services unrelated to fund raising activities.

In November 2003 we sold 675,675 common shares to Dutchess Private Equities Fund LP for $5,000.  The shares were sold to an accredited investor in a private transaction in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Cal-Bay did not pay any commissions, use any underwriters or make any public solicitations in effecting the sale.

Item 6.  Management’s Discussion and Analysis of Plan of Operation.

Results of Operations for the periods ended December 31, 2003 and December 31, 2002

For the period ended December 31, 2003, the Company generated total revenues of $145,007, including $43,935 in product sales, $100,473 in commission income and $599 in other income.  Costs of sales were $40,345, and there was no commissions expense, resulting in gross profits of $104,662.  The Company’s expenses were $673,484, mainly for professional fees of $532,925 which were paid primarily in shares of common stock.  Other expenses, such as telephone and utilities charges, property rent, and equipment rentals totaled $140,559. As a result, the Company realized a net loss after taxes of $570,422 during the year ended December 31, 2003.

For the period ended December 31, 2002, the Company generated total revenues of $344,450, including $110,052 in product sales, $228,498 in commission income and $5,900 in other income.  Cost of sales were $101,485, and there was no commissions expense, resulting in gross profit of $242,965.  The Company’s expenses were $954,331, mainly for professional fees of $785,595 which were paid primarily in shares of common stock.  Other expenses, such as telephone and utilities charges, property rent, and equipment rentals totaled $168,736. As a result, the Company realized a net loss after taxes of $713,766 during the year ended December 31, 2002.

Results of Operations for the periods ended December 31, 2002 and December 31, 2001

For the period ended December 31, 2002, the Company generated total revenues of $344,450, including $110,052 in product sales, $228,498 in commission income and $5,900 in other income.  Cost of sales were $101,485, and there was no commissions expense, resulting in gross profit of $242,965.  The Company’s expenses were $954,331, mainly for professional fees of $785,595 which were paid primarily in shares of common stock.  Other expenses, such as telephone and utilities charges, property rent, and equipment rentals totaled $168,736. As a result, the Company realized a net loss after taxes of $713,766 during the year ended December 31, 2002.

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

Liquidity and Capital Resources

For the period ended December 31, 2003, the Company had total assets of $33,031 consisting of $15,007 in cash, office equipment valued at $15,254, and a $2,770 security deposit.  The Company had total liabilities during the same period of $66,443 consisting of $63,787 in accounts payable, and the current portion of a capital lease payable of $2,656.

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

A majority of the Company’s commission income in both 2003 and 2002 was derived from two unrelated manufacturing companies that it represents.  The commission income from these two significant customers was $75,946 and $8,928, respectively, for the period ended December 31, 2003, and $114,431 and $44,191, respectively, for the period ended December 31, 2002.

The Company has no material commitments for capital expenditures.   Cash assets are currently sufficient for only a few months of operations, however management expects to receive commissions income from our accounts receivable to cover operating expenses.

Item 7.  Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 18.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth as of December 31, 2003, the name, age, and position of each executive officer and director and the term of office for each director of the Company.

Name	Age	Position	Since
Robert J. Thompson	55	President, Secretary and Director	March 2001
Charles A. Prebay	48	Vice President, Treasurer and Director	March 2001

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are duly elected and qualified.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

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

Item 10.  Executive Compensation

The Company has no formal arrangements for the remuneration of its officers and directors, except that they will receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf in the investigation of business opportunities.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Robert J. Thompson President, Secretary and Director	2003 2002 2001	14,500 35,000 126,039	-0- -0- -0-	21,500 (1) -0- -0-
Charles A. Prebay Vice President, Treasurer and Director	2003 2002 2001	14,000 32,000 62,937	-0- -0- -0-	-0- -0- -0-
Arthur E. Vargas Former President	2002 2001 2000	-0- -0- -0-	-0- -0- -0-	-0- 3,538 (2) -0-

(1)

The Company had previously made several loans to Mr. Thompson, with a total loan amount of $21,500 outstanding as of the end of 2002.   The Company has decided to reclassify this loan amount and record it as Officer’s Compensation in 2003.

(2)

The Company gave Mr. Vargas, president of the Company from inception until March 8, 2001, all right, title and interest of inventory and the production and distribution of compact discs featuring Nevada lounge acts, valued at $3,538 as compensation for past services to the Company.

Employment Contracts, Termination of Employment and Change in Control

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any person because of employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2003 the name and the number of shares of the Registrant’s Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 31,169,031 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Robert J. Thompson (2) 1582 Parkway Loop, Suite G Tustin, CA 92780	10,826,653	34.7%
Common	Charles A. Prebay (2) 1582 Parkway Loop, Suite G Tustin, CA 92780	1,750,000	5.6%
Common	Linwood C. Meehan III 2716 Rew Circle, #101 Ocoee, FL 34761	2,000,000	6.4%
Common	Cede & Co. PO Box 222 Bowling Green Station New York, NY 10274	14,345,660	46.1%
Common	Officers, Directors and Nominees as a Group: 2 persons	12,576,653	40.3%

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

Item 12.  Certain Relationships and Related Transactions.

Between January 15, 2002 and May 31, 2002, the Company made a series of loans to Mr. Robert Thompson, the Company’s Chief Executive Officer.  The loans were reclassified during the year 2003 as officer’s compensation and are shown accordingly in the financial statements.

The Company is not expected to have significant dealing with affiliates.  However, if there are such dealings, the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

Item 13.  Exhibits and Reports on Form 8-K.

Exhibit Number	Title	Location
31.1 31.2 32.1 32.2

Certification of the Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached Attached Attached Attached

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Cal-Bay International’s annual financial statement and review of financial statements included in Cal-Bay International’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,309 for fiscal year ended 2002 and $20,600 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cal-Bay International’s financial statements that are not reported above were $253 for fiscal year ended 2002 that  consisted of audit-related research and $175 for fiscal year ended 2003 that consisted of audit-related research.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $2242.50 for fiscal year ended 2002 that consisted of tax planning and preparation of corporate tax returns and $650 for fiscal year ended 2003 that consisted of preparation of corporate tax returns.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $943 for fiscal year ended 2002 that consisted of assistance with the preparation of S-8 and SB-2 filings to the SEC and $1100 for fiscal year ended 2003 that consisted of assistance with the preparation of S-8 and SB-2 filings to the SEC.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL BAY INTERNATIONAL, INC.

Date:

March 26, 2004

By: /s/Robert J. Thompson

Chief Executive Officer

Date:

March 26, 2004

By: /s/Charles A Prebay

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

March 26, 2004

By: /s/Robert J. Thompson

Director

Date:

March 26, 2004

By: /s/Charles A Prebay

Director

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

INDEX

Page

Independent Auditor’s Report

19

Consolidated Balance Sheets

20

Consolidated Statements of Operations

21

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

22

Consolidated Statements of Cash Flows

23

Notes to Consolidated Financial Statements

24-35

INDEPENDENT AUDITOR’S REPORT

Board of Directors

CAL-BAY INTERNATIONAL, INC.

I have audited the accompanying consolidated balance sheets of Cal-Bay International, Inc. (A Nevada Corporation), and subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Bay International, Inc. and subsidiaries, as of December 31, 2003 and 2002, and the results of its operations, changes in stockholders’ equity and cash flows for the periods then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $570,422 for 2003 and has incurred net losses for each of the past two years. At December 31, 2003, current liabilities exceed current assets by $51,436 and total liabilities exceed total assets by $42,474.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, these financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ARGY & COMPANY

March 19, 2004

Fountain Valley, California

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS

2003

2002

Current Assets:

Cash (Note 1c)

$

15,007

$

36,973

Prepaid Expenses

-0-

17,219

TOTAL CURRENT ASSETS

15,007

54,192

Office Furniture and Equipment, at cost,

net of accumulated depreciation of

$11,249 and $6,209 respectively (Notes 1h & 2)

15,254

18,359

Other Assets:

Deposit (Note 1g)

2,770

2,770

Related Party Receivable

-0-

21,500

TOTAL OTHER ASSETS

2,770

24,270

TOTAL ASSETS

$

33,031

$

96,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable & Accrued Expenses (Note 1i)

$

63,787

$

15,288

Sales Tax Payable

-0-

460

Current Portion of Capital Lease Obligation (Note 9)

2,656

2,572

TOTAL CURRENT LIABILITIES

66,443

18,320

Capital Lease Obligation, net of Current Portion (Note 9)

9,062

11,928

TOTAL LIABILITIES

75,505

30,248

Commitments and Contingencies (Note 10)

- - -

- - -

Stockholders’ Equity:

Common Stock, $.001 par value; 75,000,000 shares

  authorized; shares issued and outstanding

  31,169,031 and 23,710,000 (Notes 1b, 1k, 3 & 5)

31,169

$

23,710

Additional Paid in Capital

1,234,383

780,467

Retained Deficit

(1,308,026)

(737,604)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

(42,474)

66,573

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

$

33,031

$

96,821

The accompanying notes are an integral part of these financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

2003

2002

REVENUES:

Sales

$ 43,935

$ 110,052

Commission Income (Note 1e)

100,473

228,498

Other Income

599

5,900

TOTAL REVENUES

145,007

344,450

COST OF SALES:

Purchases

40,345

101,485

Commission Expense (Note 1e)

-0-

-0-

TOTAL COST OF SALES

40,345

101,485

GROSS PROFIT

104,662

242,965

EXPENSES:

Salaries and Wages

28,500

67,000

Auto Expense

15,250

14,573

Depreciation Expense (Notes 1h & 2)

5,040

2,130

Equipment Rentals

-0-

3,989

Insurance

16,053

12,480

Interest Expense

2,047

-0-

Telephones & Utilities

5,322

5,482

Property Rent (Note 9)

32,266

33,212

Office Expenses & Miscellaneous

7,101

5,943

Officer’s Compensation

21,500

-0-

Outside Services

-0-

12,649

Payroll Taxes

2,782

5,728

Professional Fees

532,925

785,595

Travel and Entertainment

4,698

5,550

TOTAL EXPENDITURES

673,484

954,331

NET LOSS BEFORE TAXES

(568,822)

(771,366)

TAXES ON INCOME (Note 1j & 6)

1,600

2,400

NET LOSS AFTER TAXES

$

(570,422)

$

(713,766)

Basic and Fully Diluted Earnings Per Share (Note 1l)

$

(.02)

$

(.03)

Weighted Average Shares Outstanding (Note 1l)

27,089,742

22,162,205

The accompanying notes are an integral part of the financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For The Years Ended December 31, 2003 And 2002

Additional

   Paid-in

        Common Stock

   Capital

Total

Number of

($0.001 Par)

(Discount

Retained

Stockholders’

Shares

$ Amount

on Stock)

Deficit

Equity

Balance at inception

  (February 22, 2001)

17,112,000

$  17,112

$  (7,738)

$         -0-

$         9,374

  Recapitalization for Reverse

    Acquisition on March 8, 2001

4,278,000

4,278

      4,125

          ---

            8,403

Net Loss December 31, 2001

---

---

       ---

  (23,838)

(23,838)

Balance at December 31, 2001

21,390,000

21,390

    (3,613)

    (23,838)

           (6,061)

Issuance of Common Stock

     for Services

  2,320,000

2,320

    784,080

           ---

          786,400

Net Loss December 31, 2002

---

---

        ---

  (713,766)

(713,766)

Balance at December 31, 2002

23,710,000

23,710

   780,467

    (737,604)

           66,573

Issuance of Common Stock

      for Services

   7,409,031

7,409

     452,466

             ---

         459,875

Private sale of Common Stock

50,000

50

         1,450

             ---

             1,500

Net Loss December 31, 2003

---

---

        ---

   (570,422)

(570,422)

Balance at December 31, 2003

31,169,031

$       31,169

$  1,234,383

$ (1,308,026)

$       (42,474)

The accompanying notes are an integral part of the financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31,

2003

2002

Cash Flows From Operating Activities:

Loss from Operations

$

(570,422)

$

(713,766)

Adjustments to reconcile net income to net cash provided

by operating activities:

Depreciation (Note 1h & 2)

5,040

2,130

Common stock issued for services

459,875

786,400

Decrease (Increase) in Prepaid Expenses

17,219

(17,497)

Increase (Decrease) in Accounts Payable & Accrued Expenses

48,499

(18,144)

(Decrease) in Sales Tax Payable

(460)

(4,563)

(Decrease) in Income Taxes Payable

-0-

(800)

Total adjustments to net income

530,173

747,526

Total Cash (Used) Provided by Operating Activities

(40,249)

33,760

Cash Flows From Investing Activities:

Purchase of Fixed Asset

(1,935)

(889)

Loans to Related Party

21,500

(21,500)

Total Cash Provided (Used) by Investing Activities

19,565

(22,389)

Cash Flows From Financing Activities:

Stock issuance for cash

1,500

-0-

Payment of Lease Payable

(2,782)

-0-

Total Cash (Used) by Financing Activities

(1,282)

-0-

Net (Decrease) Increase In Cash

(21,966)

11,371

Cash, beginning of period

36,973

25,602

Cash, end of period

$

15,007

$

36,973

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:

Interest

$

2,047

$

-0-

Income taxes (Note 1j)

1,600

3,200

Total

$

3,647

$

3,200

Supplemental disclosure of non-cash activities:

In 2002, the Company issued 2,320,000 shares of common stock as consideration for certain professional and consulting expenses.

In 2003, the Company issued 7,409,031 shares of common stock as consideration for certain professional and consulting expenses.

The accompanying notes are an integral part of the financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

Cal-Bay Controls, Inc. (CBC) was originally a sole proprietorship, being operated since 1990 under the name Cal-Bay Controls, in Tustin, California, by its owner Robert Thompson.  CBC, which represents the only operating entity of the Company, is a manufacturer’s representative and distribution firm, serving California, Nevada and Hawaii in process, environmental, safety and laboratory markets.  On February 22, 2001, CBC was incorporated under the name Cal-Bay Controls, Inc.

CBC supplies analytical products, services and associated equipment through license distribution agreements, and receives compensation for its selling efforts in the form of commissions, typically 10-20% of the net sales price, on all sales of products within the specified sales territory.

On August 17, 2003, the Company formed a Nevada corporation, Cal-Bay Analytical, Inc., (CBA) a wholly owned subsidiary.  As of December 31, 2003, this subsidiary does not have any business transactions and therefore does not have an impact on the Company’s financial position or results of operations.

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

On March 8, 2001, Cal-Bay International, Inc. (formerly Var-Jazz Entertainment, Inc.) acquired all of the issued and outstanding common stock of CBC in exchange for 17,112,000 shares of its common stock.  The shares issued in the acquisition resulted in the owners of CBC having operating control of Cal-Bay International, Inc. immediately following the acquisition.  Therefore, for financial

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1)

Summary of Significant Accounting Policies (Continued)

      (b) Capitalization (continued)

reporting purposes, CBC is deemed to have acquired Cal-Bay International, Inc. in a reverse acquisition accompanied by a recapitalization.

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

On May 7, July 9 and September 11, 2003, the Company issued 3,684,031 restricted common shares in payment for consulting services.  Also on September 9, 2003, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 2,450,000 common shares in payment for professional and consulting services.

(c)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2003.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1)  Summary of Significant Accounting Policies (Continued)

(d)

Principles of Consolidation and Basis of Accounting

The accompanying consolidated financial statements include the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries, CBC and CBA.  All material inter-company transactions and accounts have been eliminated in consolidation. The Company has no continuing operating activities other than that of CBC.

(e)

Revenue Recognition

The Company recognizes commission income in accordance with SAB 101 – Topic 13.A.3.  The nature of each of CBC’s manufacturer’s representation agreements requires that the products be shipped from the manufacturer to the customer, and that either a significant period of time elapse thereafter or that the manufacturer must receive payment from the customer before payments are ultimately made to CBC for orders submitted.  The determination as to exactly when the terms specified in the sales arrangements are substantially completed or fulfilled by the manufacturer and have been accepted by the customer and the ultimate collectibility of the commission can only be reasonably assured when the payments are ultimately received by the Company. Commission expense is recorded when there is a sales representative earning a direct commission on sales.  There have been no commission expenses earned or deferred by sales representatives in the accompanying financial statements.

The Company recognizes sales revenue in the Systems and New Products divisions on the date of delivery of goods to the customer in accordance with SAB 101.

(f)

Related Party Receivables

The balance of related party receivables at December 31, 2002 was with a majority stockholder, was interest free and due and payable as of December 31, 2002.

(g)

 Deposits

This balance consists of a security deposit on the Company’s leased premises.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1)

Summary of Significant Accounting Policies (Continued)

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period, plus or minus the change during the period, in deferred tax assets and liabilities.  The Company, exclusive of the operations of its wholly owned subsidiaries, has experienced operating losses during its period of existence.  These losses occurred in a business activity unrelated to that of CBC and the Company does not have any current plans to re-enter that market.  Future profitability of current and unrelated business activities cannot be assured, resulting in the recordation of reserves for the valuation allowance of the entire amount of the determined deferred tax assets (See also Note 6).

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1)  Summary of Significant Accounting Policies (Continued)

(k)

Transactions in Capital Stock

All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended.  They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act.  The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI.  The trading price at December 31, 2003, was $0.027.  See also Notes 3 and 5.

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

(m) Recently Issued Accounting Pronouncements

In April 2002, the (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements.  This statement rescinds SFAS No. 4, which

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1)

Summary of Significant Accounting Policies (Continued)

(m) Recently Issued Accounting Pronouncements (Continued)

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

In June 2002, the (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.  The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

SFAS No. 147, issued in October 2002 regarding the acquisition of certain financial institutions does not apply to the Company.

In December 2002, the (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1)

 Summary of Significant Accounting Policies (Continued)

(m) Recently Issued Accounting Pronouncements (Continued)

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

In April 2003, the (“FASB”) issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities”. This statement amends FASB Statement No. 133 to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This statement is effective for contracts entered into or modified after June 30, 2003.  The changes due to this statement will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  The Company does not expect adoption of SFAS No. 149 to have a material impact, if any, on its financial position or results of operations.

In May 2003, the (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The changes in this statement will result in a more complete depiction of an entity’s liabilities and equity.  The changes will also enhance the relevance of accounting information by providing more information about the entity’s obligations to transfer assets or issue shares.  The Company does not expect adoption of SFAS No. 150 to have a material impact, if any, on its financial position or results of operations.

(n)

Basis of Presentation

The Company’s financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  However, there is substantial doubt about the Company’s ability to continue as a going concern because of its losses and its net deficit as of December 31, 2003.  The

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1)

Summary of Significant Accounting Policies (Continued)

   (n)

Basis of Presentation (Continued)

Company’s continued existence is dependent upon its ability to generate more profitable business activities from its customers.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern.  The outcome of this uncertainty cannot be determined at this time.

(2)

Office Furniture and Equipment

A summary of property and equipment is as follows as of December 31,:

2003

2002

Office Furniture &

Computer Equipment

$

26,503

$

24,568

Less: Accumulated Depreciation

(11,249)

(6,209)

Net Furniture and Equipment

$

15,254

$

18,359

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

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(3)

Acquisition of Cal-Bay Controls, Inc. – (continued)

The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI), CBA and CBC, without the consolidating and eliminating adjustments at:

December 31, 2003

CBYI & CBA

CBC

Combined

Current assets

$

-0-

$

15,007

$

15,007

Property and equipment, net

-0-

15,254

15,254

Other assets

-0-

2,770

2,770

$

-0-

$

33,031

$

33,031

Current liabilities

$

-0-

$

66,443

$

66,443

Long term liability

-0-

9,062

9,062

Stockholders' equity

-0-

(42,474)

(42,474)

$

-0-

$

33,031

$

33,031

December 31, 2002

CBYI

CBC

Combined

Current assets

$

-0-

$

54,192

$

54,192

Property and equipment, net

-0-

18,359

18,359

Other assets

-0-

24,270

24,270

$

-0-

$

96,821

$

96,821

Current liabilities

$

-0-

$

18,320

$

18,320

Long term liability

-0-

11,928

11,928

Stockholders' equity

-0-

66,573

66,573

$

-0-

$

96,821

$

96,821

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(4)

Significant Customers/Suppliers

A majority of CBC’s commission income is derived from two unrelated manufacturing companies that it represents.  The commission income from these two significant customers was $75,946 and $8,928, respectively, for the year ended December 31, 2003.  The commission income from these two significant customers was $114,431 and $44,191, respectively, for the year ended December 31, 2002 (see also Note 7).

(5)

Certain Beneficial Owners and Management

The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:

December 31, 2003

Shareholder/Position/Title

Shares Held

Ownership

Robert Thompson – President & CEO

10,826,653

34.7

%

Charles Prebay – Vice President & CFO

1,750,000

5.6

Linwood C. Meehan III

2,000,000

6.4

Dante Panella

1,050,000

3.4

Cede & Co. - Investor

14,345,660

46.1

All Other Investors

1,196,718

3.8

Total shares issued & outstanding

31,169,031

100.0

%

December 31, 2002

Shareholder/Position/Title

Shares Held

Ownership

Robert Thompson – President & CEO

11,306,653

47.7

%

Charles Prebay – Vice President & CFO

1,608,400

6.8

Chris Walker

1,059,000

4.5

Cede & Co. - Investor

7,868,650

33.2

All Other Investors

1,867,297

7.8

Total shares issued & outstanding

23,710,000

100.0

%

Robert Thompson, President and CEO was compensated $36,000 during the year ended December 31, 2003.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(6)

Income Taxes

As of December 31, 2003, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $1,600.At December 31, 2003 deferred taxes consisted of a net tax assets (benefits) of approximately $598,458, due to operating loss carryforwards of the Company totaling $1,339,752 which were fully offset by equal valuation allowances since there is no assurance of recovery.  The net operating loss carryforwards will expire beginning in 2013.

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

(1)

Equity Line of Credit

In April 2003, the Company entered into an equity line of credit investment agreement with Dutchess Private Equities Fund, L.P. (Dutchess).  Under this equity line of credit, the Company may periodically sell shares of common stock to Duchess to raise capital.  The Company is in the process of registering 10,675,675 shares of common stock to undertake this equity line of credit and issued 675,675 shares to Dutchess as consulting fees.  There are no transactions under this agreement as of December 31, 2003.

(2)

Leases

The Company lease certain office equipment that is accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(9)

Leases (continued)

The future minimum commitments under this lease arrangement at December 31, 2003 are as follows:

Period Ended December 31,

2004

$

2,656

2005

2,933

2006

3,241

2007

2,888

Thereafter

-0-

Net minimum commitments

11,718

Less current portion

2,656

Long-term commitments

$

9,062

(3)

Commitments and Contingencies

CBC leases an office/warehouse facility in Tustin, California which expires in August 31, 2004.  The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term are as follows:

Period Ended December 31,

1

22,163

Thereafter

0

Total

$

22,163

The Company was not involved in any litigation as of the date of this examination.