Form 10QSB
period 2004-03-31
CAL BAY INTERNATIONAL INC
filed 2004-05-13
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                         Commission file number: 0-32893

                           CAL-BAYINTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                         26-0021800
(State  or other jurisdiction of             (IRS Employer Identification  No.)
incorporation  or  organization)

                  1582 PARKWAY LOOP, SUITE G, TUSTIN, CA 92780
                    (Address of principal executive offices)

                                 (714) 258-7070
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 32,669,031 shares of $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION                              PAGE NO.
                                                                --------
   Item 1.   Financial Statements                                    3-6

             Consolidated Balance Sheets as of
             March 31, 2004 and 2003                                   3

             Comparative Consolidated Statements of
             Operations for the Three Months Ended
             March 31, 2004 and 2003                                   4

             Consolidated Statement of Changes in
             Stockholders' Equity for the Period Ended
             March 31, 2004                                            5

             Comparative Consolidated Statements of
             Cash Flows for the Three Months Ended
             March 31, 2004 and 2003                                   6

             Notes to the Consolidated Financial
             Statements                                             7-17

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   18-24

  Item 3.    Controls and Procedures                                  24


PART II.     OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                24

  Item 6.    Exhibits and Reports on Form 8-K                         25
             (a) Exhibits
             (b) Reports on Form 8-K

  Signatures                                                          26



                          CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                                    March 31,

                                     ASSETS


                                                               2004          2003
                                                           ------------  ------------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $     2,931   $     8,244
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . .          -0-         9,884
  Related Party Receivables (Note 1f) . . . . . . . . . .          -0-        21,500
                                                           ------------  ------------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .        2,931        39,628

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $12,255 and $7,437 respectively (Notes 1h & 2). . . . .       14,248        17,131

Deposit (Note 1g) . . . . . . . . . . . . . . . . . . . .        2,770         2,770
                                                           ------------  ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $    19,949   $    59,529
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $    61,985   $    27,737
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .        1,600         1,600
  Current Portion of Capital Lease Obligation (Note 9). .        2,700         2,020
                                                           ------------  ------------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .       66,285        31,357

Capital Lease Obligation, net of Current Portion (Note 9)        8,594        11,718
                                                           ------------  ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .       74,879        43,075
                                                           ------------  ------------

Commitments and Contingencies (Note 10) . . . . . . . . .        - - -         - - -


Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; shares issued and outstanding
    32,669,031 and 24,985,000 (Notes 1b, 1k, 3 & 5) . . .       32,669        24,985
  Additional Paid in Capital. . . . . . . . . . . . . . .    1,270,383       995,942
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (1,357,982)   (1,004,473)
                                                           ------------  ------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .      (54,930)       16,454
                                                           ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $    19,949   $    59,529
                                                           ============  ============


See  notes  to  consolidated  financial  statements.



         CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited)
       For the Three Months Ended March 31, 2004 & 2003

                                  Three  Months  Ended
                                       March  31
                               --------------------------
                                   2004          2003
                               ------------  ------------

Revenues
  Sales . . . . . . . . . . .  $       752   $       -0-
  Commission Income . . . . .       19,151        16,376
                               ------------  ------------

Total Revenues. . . . . . . .       19,903        16,376
                               ------------  ------------

Cost of Sales
  Purchases . . . . . . . . .          563           -0-
  Commission expense. . . . .          -0-           -0-
                               ------------  ------------

Total Cost of Sales . . . . .          563           -0-
                               ------------  ------------


  Gross profit. . . . . . . .       19,340        16,376

  Operating expenses. . . . .       69,296       283,245
                               ------------  ------------


  Net (loss) income . . . . .  $   (49,956)  $  (266,869)
                               ------------  ------------


  Net income
          Per share:
            Basic & Diluted .  $     (0.00)  $     (0.01)

  Weighted average
          Shares outstanding:
            Basic & Diluted .   31,669,031    24,857,501


See  notes  to  consolidated  financial  statements.



                                               CAL-BAY  INTERNATIONAL,  INC.
                                                        AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (unaudited)
                                             For the Period Ended March 31, 2004


                                                                  Additional
                                                                  Paid-in
                                            Common  Stock         Capital                        Total
                                        Number of   ($0.001 Par)  (Discount     Retained      Stockholders'
                                          Shares    $Amount       on Stock)       Deficit        Equity
                                        ----------  -----------  ------------  -------------  ------------

Balance at inception
  (February 22, 2001). . . . . . . . .  17,112,000  $17,112       $  (7,738)    $      -0-    $     9,374

  Recapitalization for Reverse
    Acquisition on March 8, 2001         4,278,000    4,278           4,125            ---         8,403


  Net (Loss) December 31, 2001                 ---      ---             ---        (23,838)      (23,838)
                                        ----------  -----------  ------------  -------------  ------------

Balance at December 31, 2001 . . . . .  21,390,000   21,390         (3,613)        (23,838)       (6,061)

Issuance of Common Stock for Services    2,320,000    2,320         784,080            ---       786,400

  Net Loss December 31, 2002                  ---      ---             ---        (713,766)     (713,766)
                                        ----------  -----------  ------------  -------------  ------------

 Balance at December 31, 2002. . . . .  23,710,000   23,710         780,467       (737,604)       66,573

Issuance of Common Stock for Services    7,409,031    7,409         452,466           ---       459,875

Private Sale of Common Stock . . . . .      50,000       50           1,450           ---         1,500

  Net Loss December 31, 2003                   ---      ---             ---      (570,422)     (570,422)
                                        ----------  ------------  ----------  ------------  ------------

Balance at December 31, 2003 . . . . .  31,169,031   31,169        1,234,383   (1,308,026)      (42,474)

Issuance of Common Stock for Services    1,500,000    1,500           36,000           ---       37,500

  Net (Loss) March 31, 2004                   ---       ---            ---         (49,956)     (49,956)
                                        ----------  ------------  ----------  ------------  ------------

Balance at March 31, 2004. . . . . . .  32,669,031  $32,669       $1,270,383   $(1,357,982)  $  (54,930)
                                        ==========  ============  ==========  =============  ============


See  notes  to  consolidated  financial  statements.



        CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited)
       For the Three Months Ended March 31, 2004 & 2003


                                             Three  Months  Ended
                                                  March  31
                                            ---------------------
                                              2004        2003
                                            ---------  ----------
  CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net (loss) income. . . . . . . . . . . . .  $(49,956)  $(266,869)
                                            ---------  ----------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . . . . .     1,006       1,228
Common stock issued for services . . . . .    37,500     216,750
Net (Decrease)
  To current assets &
  Current liabilities. . . . . . . . . . .      (203)     20,162
                                            ---------  ----------

Total adjustments. . . . . . . . . . . . .    38,403     238,140
                                            ---------  ----------

Total cash (used) by
  Operating activities . . . . . . . . . .   (11,653)    (28,729)
                                            ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of lease payable . . . . . . . . .      (423)        -0-
                                            ---------  ----------

Total cash (used) by Financing activities.      (423)        -0-
                                            ---------  ----------

Net (decrease) . . . . . . . . . . . . . .   (12,076)    (28,729)
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . . . . .    15,007      36,973
                                            ---------  ----------

Cash & equivalents,
  End of period. . . . . . . . . . . . . .  $  2,931   $   8,244
                                            =========  ==========

Supplemental cash flow information:
Cash paid for interest . . . . . . . . . .  $    313   $     -0-
                                            =========  ==========
Cash paid for taxes. . . . . . . . . . . .  $    -0-   $     -0-
                                            =========  ==========

Supplemental  disclosure  of  non-cash  activities:

In January of 2003, the Company issued 1,275,000 shares of common stock as consideration for certain professional and consulting expenses.

In March of 2004, the Company issued 1,500,000 shares of common stock as consideration for certain professional and consulting expenses.


See  notes  to  consolidated  financial  statements

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

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

          On August 17, 2003, the Company formed a Nevada corporation, Cal-Bay Analytical, Inc., (CBA) a wholly owned subsidiary. As of March 31, 2004, this subsidiary does not have any business transactions and therefore does not have an impact on the Company's financial position or results of operations.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (b)  Capitalization  (continued)

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

          On May 7, July 9 and September 11, 2003, the Company issued 3,684,031 restricted common shares in payment for consulting services. Also on September 9, 2003, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 2,450,000 common shares in payment for professional and consulting services. Most recently, in March of 2004, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 1,500,000 unrestricted common shares in payment for consulting services.

          (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2004.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

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

     (e)  Revenue  Recognition

          The Company recognizes commission income in accordance with SAB 101 - Topic 13.A.3. The nature of each of CBC's manufacturer's representation agreements requires that the products be shipped from the manufacturer to the customer, and that either a significant period of time elapse thereafter or that the manufacturer must receive payment from the customer before payments are ultimately made to CBC for orders submitted. The determination as to exactly when the terms specified in the sales arrangements are substantially completed or fulfilled by the manufacturer and have been accepted by the customer and the ultimate collectibility of the commission can only be reasonably assured when the payments are ultimately received by the Company. Commission expenses earned by outside sales representatives are recorded as cost of sales when the commission income that it is related to is recognized; however, there has been no commission expenses incurred or deferred as of the date of these financial statements.

          The Company recognizes sales revenue in the Systems and New Products divisions on the date of delivery of goods to the customer in accordance with SAB 101.

     (f)  Related  Party  Receivables

          The balance of related party receivables at March 31, 2003 was with a majority stockholder, was interest free and due and payable as of March 31, 2003.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at March 31, 2004, was $0.022. See also Notes 3 and 5.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

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

     (n)  Basis  of  Presentation

          The Company's financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of its losses and its net deficit as of March 31, 2004. The Company's continued existence is dependent upon its ability to generate more profitable business activities from its customers. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern. The outcome of this uncertainty cannot be determined at this time.

(2)  Office  Furniture  and  Equipment

     A  summary  of  property  and  equipment  is  as  follows  as  of March 31:


                                  2004       2003
                                ---------  --------
Office Furniture &
  Computer Equipment . . . . .  $ 26,503   $24,568
Less: Accumulated Depreciation   (12,255)   (7,437)
                                ---------  --------
  Net Furniture and Equipment.  $ 14,248   $17,131
                                =========  ========

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

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

     The  following  is  a  summary  of  the  financial  position of the Cal-Bay
     International, Inc. (CBYI), CBA and CBC, without the consolidating and eliminating adjustments at:



                                          Mach  31,  2002
                               -------------------------------
                                CBYI       CBC       Combined
                               & CBA
                               -------  ----------  ----------
  Current assets. . . . . . .  $   -0-  $   2,931   $   2,931
  Property and equipment, net      -0-     14,248      14,248
  Other assets. . . . . . . .      -0-      2,770       2,770

                               -------  ----------  ----------
                                   -0-  $  19,949   $  19,949
                               =======  ==========  ==========

  Current liabilities . . . .  $   -0-  $  66,285   $  66,285
  Long term liability . . . .               8,594       8,594
  Stockholders' equity. . . .      -0-    (54,930)    (54,930)

                               -------  ----------  ----------
                               $   -0-  $  19,949   $  19,949
                               =======  ==========   =========

                                          Mach  31,  2003
                               -------------------------------
                                CBYI       CBC       Combined
                               -------  ----------  ----------
  Current assets. . . . . . .  $   -0-  $  39,628   $  39,628
  Property and equipment, net      -0-     17,131      17,131
  Other assets. . . . . . . .      -0-      2,770       2,770

                               -------  ----------  ----------
                               $   -0-  $  59,529   $  59,529
                               =======  ==========  ==========

  Current liabilities . . . .  $   -0-  $  31,357   $  31,357
  Long term liability . . . .              11,718      11,718
  Stockholders' equity. . . .      -0-     16,454      16,454

                               -------  ----------  ----------
                               $   -0-  $  59,529   $   59,529
                               =======  ==========  ==========

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004


(4)  Significant  Customers/Suppliers

     A majority of CBC's commission income is derived from five unrelated manufacturing companies that it represents. The commission income from these five significant customers was $18,750 and $12,214, respectively, for the three months ended March 31, 2004 and 2003 (see also Note 7).

(5)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:


                                               March  31, 2004
                                         -------------------------------

Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------

  Robert Thompson - President & CEO          10,826,653          33.1%
  Charles Prebay- Vice President & CFO        1,750,000            5.4
  Linwood C. Meehan III                       2,750,000            8.4
  Dante Panella                               1,050,000            3.2
  Cede  &  Co. - Investor                    14,345,660           43.9
  All  Other  Investors                       1,946,718            6.0
                                         -----------------  -------------

Total shares issued & outstanding            32,669,031         100.0%
                                         =================  =============


                                               March  31,  2003
                                         -------------------------------

Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------

  Robert Thompson - President & CEO          11,306,653          45.3%
  Charles Prebay- Vice Presient & CFO         1,608,400            6.4
  Chris Walker                                1,059,000            4.2
  Cede  &  Co. - Investor                     7,868,650           31.5
  All  Other  Investors                       3,142,297           12.6
                                         -----------------  -------------

Total shares issued & outstanding            24,985,000         100.0%
                                         =================  =============

(6)  Income  Taxes

     As of March 31, 2004, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $1,600.

     At March 31, 2004 deferred taxes consisted of a net tax assets (benefits) of approximately $620,762, due to operating loss carryforwards of the Company totaling $1,389,708 which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

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

(8)  Equity  Line  of  Credit

     In April 2003, the Company entered into an equity line of credit investment agreement with Dutchess Private Equities Fund, L.P. (Dutchess). Under this equity line of credit, the Company may periodically sell shares of common stock to Duchess to raise capital. The Company is in the process of registering 10,675,675 shares of common stock to undertake this equity line of credit and issued 675,675 shares to Dutchess as consulting fees. There are no transactions under this agreement as of March 31, 2004.

(9)  Leases

     The Company lease certain office equipment that is accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.

     The future minimum commitments under this lease arrangement at March 31, 2004 are as follows:



Period  Ended  March  31,


2004. . . . . . . . . .  $ 2,700
2005. . . . . . . . . .    2,983
2006. . . . . . . . . .    3,295
2007. . . . . . . . . .    2,316
  Thereafter. . . . . .      -0-
                         -------

Net minimum commitments   11,294

  Less current portion.    2,700
                         -------

  Long-term commitments  $ 8,594
                         =======

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004

(10)  Commitments  and  Contingencies

     CBC leases an office/warehouse facility in Tustin, California which expires in August 31, 2004. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term are as follows:



Period  Ended  March  31,

2005 . . . .   13,850
  Thereafter        0
              -------
  Total. . .  $13,850
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

During the 1980's and 1990's there were many new regulations, on the local and federal level, which required the installation of new analytical instrumentation and monitoring systems for both air and water pollution control. CBC has been very successful in selling analyzers for use in the environmental markets and we believe the market will continue to be strong in this area. During the late 1990's the number of new regulations declined, however, CBC expects new regulations to be implemented in several areas in the coming decade, which should result in an increase in this market in the near future.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2004  AND  2003

Cal-Bay Analytical did not have any business transactions as of March 31, 2004 and therefore had no impact on the total Company business results. All of the following business results are from the Cal-Bay Controls operating subsidiary.

Cal-Bay generated $19,151 in commission income from our representative/distributor division, and product sales in the systems division of $752, for a total revenue of $19,903 for the three-month period ended March 31, 2004 with cost of sales of $563 for a gross profit of $19,340. These revenues compare with $16,376 in commission income and product sales revenues for the three-month period ended March 31, 2003 with cost of sales of $0 and gross profit of $16,376. Gross profit for the three-month period ended March 31, 2004 was $2,964 more than the same period ended in 2003. The net cash provided by operating activities for the three months ended March 31, 2004 was ($49,956) compared to net cash of ($266,869) from the comparable period in 2003.

Operating expenses were $69,296 for the three-month period ended March 31, 2004 compared with $283,245 for the three-month period ended March 31, 2003, which is a decrease of $213,949. The net gain (loss) in income was ($49,956) for the three-month period ended March 31, 2004 compared to ($266,869) for the same period ended in 2003, which is an increase in net income of $216,913. The majority of the expenses during the current period are a direct result of the issuance of 1,500,000 shares of common Cal-Bay stock, valued at $37,500, as consideration for certain existing and future professional and consulting expenses. For accounting purposes, the value of this stock is being taken as an expense in this period, although much of the professional and consulting services will be performed in the future, which should help to reduce expenses in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2004, Cal-Bay had total assets of $19,949 including $2,931 in cash on hand, security deposits of $2,770, and office furniture and equipment of $14,248 net accumulated depreciation. Current liabilities totaled $66,285 and included $61,985 in accounts payable and accrued expenses, $1,600 in income taxes payable, and $2,700 in the current portion of a capital lease of office equipment.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

As of March 31, 2004, under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness and operation of our information disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On February 12, 2004 we filed a registration statement on Form S-8 reporting the issuance of 1,500,000 shares valued at $37,500. The shares were issued to two individuals for ongoing consulting and investor relations services unrelated to fund raising activities.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

Cal-Bay did not file any reports on Form 8-K during the 90 days ended March 31, 2004.



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

                              CAL-BAY  INTERNATIONAL,  INC.


Date:  May 13, 2004           By: /s/ Robert  J.  Thompson
                              ----------------------------
                              Robert  J.  Thompson
                              Chief  Executive  Officer



Date:  May 13, 2004           By: /s/ Charles  A.  Prebay
                              ---------------------------
                              Charles  A.  Prebay
                              Chief  Financial  Officer