Form 10QSB
period 2004-06-30
CAL BAY INTERNATIONAL INC
filed 2004-08-12
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 32,669,031 shares of $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION                              PAGE NO.
                                                                --------
   Item 1.   Financial Statements                                    3-6

             Consolidated Balance Sheets as of
             June 30, 2004 and 2003                                    3

             Comparative Consolidated Statements of Operations
             for the Three Months Ended June 30, 2004 and 2003 and
             for the Six Months Ended June 30, 2004 and 2003           4

             Consolidated Statement of Changes in
             Stockholders' Equity for the Period Ended
             June 30, 2004                                             5

             Comparative Consolidated Statements of Cash Flows
             for the Three Months Ended June 30, 2004 and 2003 and
             for the Six Months Ended June 30, 2004 and 2003           6

             Notes to the Consolidated Financial
             Statements                                             7-16

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   17-23

  Item 3.    Controls and Procedures                                  24


PART II.     OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                24

  Item 6.    Exhibits and Reports on Form 8-K                         25
             (a) Exhibits
             (b) Reports on Form 8-K

  Signatures                                                          25

ITEM  1.  FINANCIAL  STATEMENTS



                          CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                                    June 30,

                                     ASSETS


                                                               2004          2003
                                                           ------------  ------------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $     5,305   $     1,794
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . .          -0-         2,175
                                                           ------------  ------------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .        5,305         3,969

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $13,261 and $8,697 respectively (Notes 1h & 2). . . . .       12,920        16,816

Other Assets:

  Related Party Receivable (Note 4) . . . . . . . . . . .          -0-        21,500
  Deposit (Note 1g) . . . . . . . . . . . . . . . . . . .        2,770         2,770
                                                           ------------  ------------

  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .        2,770        24,270
                                                           ------------  ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $    20,995   $    45,055
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $    66,185   $    31,904
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .        1,600         1,600
  Related Party Payable . . . . . . . . . . . . . . . . .        8,725           -0-
  Current Portion of Capital Lease Obligation (Note 9). .        2,745         1,629
                                                           ------------  ------------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .       79,255        35,133

Capital Lease Obligation, net of Current Portion (Note 9)        8,117        11,718
                                                           ------------  ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .       87,372        46,851
                                                           ------------  ------------

Commitments and Contingencies (Note 10) . . . . . . . . .        - - -         - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; shares issued and outstanding
    32,669,031 and 24,985,000 (Notes 1b, 1k, 3 & 5) . . .       32,669        24,985
  Additional Paid in Capital - (Discount on Stock). . . .    1,270,383       995,942
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (1,369,429)   (1,022,723)
                                                           ------------  ------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .      (66,377)       (1,796)
                                                           ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $    20,995   $    45,055
                                                           ============  ============

See  notes  to  consolidated  financial  statements.



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the Three Months Ended June 30, 2004 & 2003 and
                  For the Six Months Ended June 30, 2004 & 2003


                            Three  Months  Ended          Six  Months  Ended
                                 June  30                     June  30
                        --------------------------  --------------------------
                            2004          2003          2004          2003
                        ------------  ------------  ------------  ------------
Revenues

  Sales. . . . . . . .  $       805   $       -0-   $     1,557   $       -0-
  Commission Income. .       19,056        21,651        38,207        38,226
                        ------------  ------------  ------------  ------------

Total Revenues . . . .       19,861        21,651        39,764        38,226

Cost of Sales

  Purchases. . . . . .          599           -0-         1,162           -0-
  Commission Expense .          -0-           -0-           -0-           -0-
                        ------------  ------------  ------------  ------------

Total Cost of Sales. .          599           -0-         1,162           -0-
                        ------------  ------------  ------------  ------------


Gross profit . . . . .       19,262        21,651        38,602        38,226


Operating expenses . .       30,709        39,902       100,005       323,345
                        ------------  ------------  ------------  ------------

Net (loss) . . . . . .  $   (11,447)  $   (18,251)  $   (61,403)  $  (285,119)
                        ============  ============  ============  ============


Net (loss)
  Per share:
    Basic & Diluted. .        (0.00)        (0.00)        (0.00)        (0.01)

Weighted average
  Shares outstanding:
    Basic & Diluted. .   32,669,031    24,985,000    32,436,987    24,921,602


See  notes  to  consolidated  financial  statements.



                                               CAL-BAY  INTERNATIONAL,  INC.
                                                        AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (unaudited)
                                             For the Period Ended June 30, 2004


                                                                  Additional
                                                                  Paid-in
                                            Common  Stock         Capital                        Total
                                        Number of   ($0.001 Par)  (Discount     Retained      Stockholders'
                                          Shares    $Amount       on Stock)       Deficit        Equity
                                        ----------  -----------  ------------  -------------  ------------

Balance at inception
  (February 22, 2001). . . . . . . . .  17,112,000  $17,112       $  (7,738)    $      -0-    $     9,374

  Recapitalization for Reverse
    Acquisition on March 8, 2001         4,278,000    4,278           4,125            ---         8,403


  Net (Loss) December 31, 2001                 ---      ---             ---        (23,838)      (23,838)
                                        ----------  -----------  ------------  -------------  ------------

Balance at December 31, 2001 . . . . .  21,390,000   21,390         (3,613)        (23,838)       (6,061)

Issuance of Common Stock for Services    2,320,000    2,320         784,080            ---       786,400

  Net Loss December 31, 2002                  ---      ---             ---        (713,766)     (713,766)
                                        ----------  -----------  ------------  -------------  ------------

 Balance at December 31, 2002. . . . .  23,710,000   23,710         780,467       (737,604)       66,573

Issuance of Common Stock for Services    7,409,031    7,409         452,466           ---       459,875

Private Sale of Common Stock . . . . .      50,000       50           1,450           ---         1,500

  Net Loss December 31, 2003                   ---      ---             ---      (570,422)     (570,422)
                                        ----------  ------------  ----------  ------------  ------------

Balance at December 31, 2003 . . . . .  31,169,031   31,169        1,234,383   (1,308,026)      (42,474)

Issuance of Common Stock for Services    1,500,000    1,500           36,000           ---       37,500

  Net (Loss) June 30, 2004                    ---       ---            ---         (61,403)     (61,403)
                                        ----------  ------------  ----------  ------------  ------------

Balance at June 30, 2004. . . . . . .   32,669,031  $32,669       $1,270,383   $(1,369,429)  $  (66,377)
                                        ==========  ============  ==========  =============  ============


See  notes  to  consolidated  financial  statements.



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
              For the Three Months Ended June 30, 2004 & 2003 and
                  For the Six Months Ended June 30, 2004 & 2003

                                      Three  Months  Ended     Six  Months  Ended
                                           June  30               June  30
                                      --------------------  ---------------------
                                        2004       2003       2004        2003
                                      ---------  ---------  ---------  ----------
CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . .  $(11,447)  $(18,251)  $(61,403)  $(285,119)
                                      ---------  ---------  ---------  ----------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .     1,006      1,260      2,012       2,488
Common stock issued for services . .       -0-        -0-     37,500     216,750
Increase (decrease)
  To current assets &
  Current liabilities. . . . . . . .    12,815     11,486     12,189      31,647
                                      ---------  ---------  ---------  ----------

Total adjustments. . . . . . . . . .    13,821     12,746     51,701     250,885
                                      ---------  ---------  ---------  ----------

Net cash provided (used) by
  Operating activities . . . . . . .     2,374     (5,505)    (9,702)    (34,234)
                                      ---------  ---------  ---------  ----------

CASH FLOWS FROM
  INVESTING ACTIVITIES:

Purchase of fixed asset. . . . . . .       -0-       (945)       -0-        (945)
                                      ---------  ---------  ---------  ----------

Net cash used by
  Investing activities . . . . . . .       -0-       (945)       -0-        (945)
                                      ---------  ---------  ---------  ----------
Net increase (decrease). . . . . . .     2,374     (6,450)    (9,702)    (35,179)
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .     2,931      8,244     15,007      36,973
                                      ---------  ---------  ---------  ----------

Cash & equivalents,
  End of period. . . . . . . . . . .  $  5,305   $  1,794   $  5,305   $   1,794
                                      =========  =========  =========  ==========

Supplemental cash flow information:
Cash paid for interest . . . . . . .  $    284   $    -0-   $    597   $     -0-
                                      =========  =========  =========  ==========
Cash paid for taxes. . . . . . . . .  $    -0-   $    -0-   $    -0-   $     -0-
                                      =========  =========  =========  ==========

Supplemental  disclosure  of  non-cash  activities:

In January of 2003, the Company issued 1,275,000 shares of common stock as consideration for certain professional and consulting expenses.

In March of 2004, the Company issued 1,500,000 shares of common stock as consideration for certain professional and consulting expenses.

See  notes  to  consolidated  financial  statements.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

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

          On August 17, 2003, the Company formed a Nevada corporation, Cal-Bay Analytical, Inc., (CBA) a wholly owned subsidiary. As of June 30, 2004, this subsidiary started to generate business transactions which have been consolidated on the Company's financial statements.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

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

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2004.

     (d)  Principles  of  Consolidation  and  Basis  of  Accounting

          The accompanying consolidated financial statements include the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries, CBC and CBA. All material inter-company transactions and accounts have been eliminated in consolidation.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

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

     (f)  Related  Party  Receivables  /  Payables

          The balance of related party receivables at June 30, 2003 was with a majority stockholder, was interest free and due and payable as of June 30, 2003. The balance of related party payables at June 30, 2004 is interest free with a majority stockholder.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at June 30, 2004, was $0.011. See also Notes 3 and 5.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

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

     (n)  Basis  of  Presentation

          The Company's financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of its losses and its net deficit as of June 30, 2004. The Company's continued existence is dependent upon its ability to generate more profitable business activities from its customers. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern. The outcome of this uncertainty cannot be determined at this time.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

(2)  Office  Furniture  and  Equipment

          A  summary  of  property  and  equipment is as follows as of June 30,:


                                  2004       2003
                                ---------  --------

Office Furniture &
  Computer Equipment . . . . .  $ 26,181   $25,513
Less: Accumulated Depreciation   (13,261)   (8,697)
                                ---------  --------
  Net Furniture and Equipment.  $ 12,920   $16,816
                                =========  ========

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

          The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI), CBA and CBC, without the consolidating and eliminating adjustments at:




                                         June  30,  2004
                               -------------------------------------

                                CBYI    CBA       CBC      Combined
                               ------  ------  ---------  ----------

  Current assets. . . . . . .  $  567  $2,251  $  2,487   $   5,305
  Property and equipment, net     -0-     -0-    12,920      12,920
  Other assets. . . . . . . .     -0-     -0-     2,770       2,770

                               ------  ------  ---------  ----------
                               $  567  $2,251  $ 18,177   $  20,995
                               ======  ======  =========  ==========
  Current liabilities . . . .  $  -0-  $  -0-  $ 79,255   $  79,255
  Long term liability . . . .     -0-     -0-     8,117       8,177
  Stockholders' equity. . . .     567   2,251   (69,195)    (66,377)

                               ------  ------  ---------  ----------
                               $  567  $2,251  $ 18,177   $  20,995
                               ======  ======  =========  ==========

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004


(3)  Acquisition  of  Cal-Bay  Controls,  Inc.  -  (continued)



                                        June  30,  2003
                               ---------------------------------

                               CBYI   CBA     CBC      Combined
                               -----  ----  --------  ----------

  Current assets. . . . . . .  $ -0-  $-0-  $ 3,969   $   3,969
  Property and equipment, net    -0-   -0-   16,816      16,816
  Other assets. . . . . . . .    -0-   -0-   24,270      24,270

                               -----  ----  --------  ----------
                               $ -0-  $-0-  $45,055   $  45,055
                               =====  ====  ========  ==========
  Current liabilities . . . .  $ -0-  $-0-  $35,133   $  35,133
  Long term liability . . . .    -0-   -0-   11,718      11,718
  Stockholders' equity. . . .    -0-   -0-   (1,796)     (1,796)

                               -----  ----  --------  ----------
                               $ -0-  $-0-  $45,055   $  45,055
                               =====  ====  ========  ==========

(4)  Significant  Customers/Suppliers

     A majority of CBC's commission income is derived from five unrelated manufacturing companies that it represents. The commission income from these five significant customers was $36,568 and $25,643, respectively, for the six months ended June 30, 2004 and 2003 (see also Note 7).

(5)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:


                                                  June 30, 2004
                                         -------------------------------
Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------

  Robert Thompson - President & CEO          10,580,053           32.4%
  Charles Prebay- Vice President & CFO        1,575,000            4.8
  Linwood C. Meehan III                       2,000,000            6.1
  Dante Panella                               1,050,000            3.2
  Cede  &  Co. - Investor                    14,345,660           43.9
  All  Other  Investors                       3,118,318            9.6
                                         -----------------  -------------

Total shares issued & outstanding            32,669,031          100.0%
                                         =================  =============

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

(5)  Certain  Beneficial  Owners  and  Management  (Continued)



                                                June  30,  2003
                                           -------------------------
Shareholder/Position/Title                 Shares  Held   Ownership
----------------------------------------   ------------  -----------
Robert  Thompson - President & CEO          11,059,653        44.3 %
  Charles  Prebay - Vice President & CFO     1,608,400         6.4
  Chris  Walker                              1,059,000         4.2
  Cede  &  Co. - Investor                    7,868,650        31.5
  All  Other  Investors                      3,389,297        13.6
                                           ------------  -----------
Total  shares  issued & outstanding         24,985,000       100.0 %
                                           ============  ===========

(6)  Income  Taxes

     As of June 30, 2004, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $1,600.

     At June 30, 2004 deferred taxes consisted of a net tax assets (benefits) of approximately $625,913, due to operating loss carryforwards of the Company totaling $1,401,155 which were fully offset by equal valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2013.

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

(8)  Equity  Line  of  Credit

     In April 2003, the Company entered into an equity line of credit investment agreement with Dutchess Private Equities Fund, L.P. (Dutchess). Under this equity line of credit, the Company may periodically sell shares of common stock to Duchess to raise capital. The Company agreed to register 10,675,675 shares of common stock to undertake this equity line of credit and issued 675,675 shares to Dutchess as consulting fees. As of the date of this report, the Company has decided to postpone the resgistration.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

(9)  Leases

     The Company lease certain office equipment that is accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.


     The future minimum commitments under this lease arrangement at June 30, 2004 are as follows:



     Period  Ended  June  30,


2004. . . . . . . . . .  $ 2,745
2005. . . . . . . . . .    3,033
2006. . . . . . . . . .    3,350
2007. . . . . . . . . .    1,734
  Thereafter. . . . . .      -0-
                         -------

Net minimum commitments   10,862

  Less current portion.    2,745
                         -------

  Long-term commitments  $ 8,117
                         =======

(10) Commitments  and  Contingencies

     CBC leases an office/warehouse facility in Tustin, California which expires in August 31, 2004. The future minimum annual aggregate rental payments required for the remaining non-cancelable lease term are as follows:



Period Ended June 30,

2004 . . . .   5,540
  Thereafter       0
              ------
  Total. . .  $5,540
              ======



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

FUTURE POTENTIAL MERGERS & ACQUISITIONS AND/OR NEW SUBSIDIARY COMPANIES TO BE FORMED BY CAL-BAY INTERNATIONAL

The Company has identified a number of companies that would be good candidates for future mergers and/or acquisitions and we are actively searching for new candidates in order to determine the best growth strategy for the future. Each of these companies has been selected based upon such criteria as profitability, existing management team, ownership desire for exit strategy, synergy and compatibility with Cal-Bay's goals and plans. At this time, Cal-Bay's management is evaluating each of the candidates currently identified and we have begun negotiations with one company. It is anticipated that if these negotiations continue and are successful, Cal-Bay will sign a letter of intent in the future with this company. After reaching agreement on a letter of intent, Cal-Bay will perform the necessary due diligence before continuing. Assuming that the due diligence is completed without identifying any potential concerns or liabilities, Cal-Bay will then enter into a contractual agreement to merge with and/or acquire this company. Cal-Bay plans to issue periodic press releases announcing the progress of this or any other possible acquisition in order to keep our shareholders and the investing public informed.

Alternatively, the Company may decide to form a new subsidiary company or companies n the future as it either develops new products or identifies new areas of business opportunity.

THREE  MONTH  PERIODS  ENDED  JUNE  30,  2004  AND  2003

The following Cal-Bay International business summary is from the consolidated results of the Cal-Bay Controls and Cal-Bay Analytical operating subsidiaries.

Cal-Bay generated $19,056 in commission income, and $805 in product sales, for total revenues of $19,861 for the three-month period ended June 30, 2004, with cost of sales of $599 for a gross profit of $19,262. These revenues compare with $21,651 in commission income and $0 in product sales for total revenues of $21,651 for the three-month period ended June 30, 2003, with cost of sales of $0 and gross profit of $21,651. Revenues for the three-month period ended June 30, 2004 was $1,790 less than the same period ended in 2003. Gross profit for the three-month period ended June 30, 2004 was $2,389 less than the same period ended in 2003. The net cash provided by operating activities for the three months ended June 30, 2004 was $2,374 compared to net cash used of ($5,505) from the comparable period in 2003.

Operating expenses were $30,709 for the three-month period ended June 30, 2004 compared with operating expenses of $39,902 for the three-month period ended June 30, 2003, which is a decrease of $9,193. The net gain (loss) in income was ($11,447) for the three-month period ended June 30, 2004 compared to ($18,251) for the same period ended in 2003, which is an increase in net income of $6,804.

SIX  MONTH  PERIODS  ENDED  JUNE  30,  2004  AND  2003

The following Cal-Bay International business summary is from the consolidated results of the Cal-Bay Controls and Cal-Bay Analytical operating subsidiaries.

Cal-Bay generated $38,207 in commission income, and $1,557 in product sales, for total revenues of $39,764 for the six-month period ended June 30, 2004, with cost of sales of $1,162 for a gross profit of $38,602. These revenues compare with $38,226 in commission income and $0 in product sales for total revenues of $38,226 for the six-month period ended June 30, 2003, with cost of sales of $0 and gross profit of $38,226. Revenues for the six-month period ended June 30, 2004 was $1,538 more than the same period ended in 2003. Gross profit for the six-month period ended June 30, 2004 was $376 higher than the same period ended in 2003. The net cash provided(used) by operating activities for the six months ended June 30, 2004 was ($9,702) compared to net cash used of ($34,234) from the comparable period in 2003.

Operating expenses were $100,005 for the six-month period ended June 30, 2004 compared with operating expenses of $323,345 for the six-month period ended June 30, 2003, which is a decrease of $223,340. The net gain (loss) in income was ($61,403) for the six-month period ended June 30, 2004 compared to ($285,119) for the same period ended in 2003, which is an increase in net income of $223,716. The majority of the expenses during the current six-month period are a direct result of the issuance of 1,500,000 shares of common Cal-Bay stock, valued at $37,500, as consideration for certain existing and future professional and consulting expenses. For accounting purposes, the value of this stock is being taken as an expense in this period, although much of the professional and consulting services will be performed in the future, which should help to reduce expenses in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2004, Cal-Bay had total assets of $20,995 including $5,305 in cash on hand, security deposits of $2,770, and office furniture and equipment of $12,920 net accumulated depreciation. Current liabilities totaled $87,372 and include $66,185 in accounts payable and accrued expenses, $1,600 in income taxes payable, $8,725 in related party payables and $2,745 in the current portion of a capital lease of office equipment.

Cal-Bay filed an SB-2 Registration Statement on December 24, 2003 regarding an equity line of credit with Dutchess Private Equities Fund, L.P. and subsequently withdrew the filing. Cal-Bay had previously reported that it was in the process of re-negotiating the terms of its Equity Line of Credit with Dutchess Private Equities Fund, L.P. and that the Company anticipated filing a new SB-2 Registration Statement upon conclusion of the negotiations. Management has since decided to postpone the filing of a new Registration Statement.

Cal-Bay does not anticipate any substantial new capital expenditures for the next twelve months nor does Cal-Bay plan to increase the overhead expense level in any way. The current lease on Cal-Bay's present headquarters office facility expires in August 2004. Cal-Bay currently plans to remain at the present office location and to continue this lease on a month-to-month basis instead of entering into a longer term commitment at the present time. This will give Cal-Bay flexibility to look for a less expensive office facility, to consider consolidation of it's office space requirements, or to investigate sub-leasing or sharing office facilities with another company in the future in order to reduce overhead expenses. Cal-Bay plans to continue the current operations of all subsidiaries with the present management structure, financial and operational goals for the near term. Based upon the sales, expense and income results from the first and second quarters of operations and our projections for the remainder of the year, the Company believes that it can maintain the current level of operations for the rest of the year without having to raise additional funds for operational purposes. The company believes that its cash needs to maintain current operations can be met with cash on hand and revenues from accounts receivable on orders for at least the next twelve months. However, should the Company require additional capital, the Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

Cal-Bay did not file any reports on Form 8-K during the 90 days ended June 30, 2004.


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

                              CAL-BAY  INTERNATIONAL,  INC.


Date:  August  11,  2004      By:  /s/Robert  J.  Thompson
                              ----------------------------
                              Robert  J.  Thompson
                              Chief  Executive  Officer



Date:  August  11,  2004      By:  /s/Charles  A.  Prebay
                              ---------------------------
                              Charles  A.  Prebay
                              Chief  Financial  Officer