Form 10QSB
period 2004-09-30
CAL BAY INTERNATIONAL INC
filed 2004-11-12
CIK 1142526

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 0-32893

CAL-BAYINTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada                               26-0021800

(State or other jurisdiction of                     (IRS Employer Identification No.)

                     incorporation or organization)

1562 Parkway Loop, Suite A, Tustin, CA 92780

(Address of principal executive offices)

(714) 258-7070

(Issuer’s telephone number)

1582 Parkway Loop, Suite G, Tustin, CA 92780

(Former address, if changed since last report)

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2004 was 32,669,031 shares of $0.001 par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I.

FINANCIAL INFORMATION

PAGE NO.

Item 1.

Financial Statements

3-6

Consolidated Balance Sheets as of

September 30, 2004 and 2003

Comparative Consolidated Statements of Operations

for the Three Months Ended September 30, 2004 and 2003 and

for the Nine Months Ended September 30, 2004 and 2003

Consolidated Statement of Changes in

Stockholders’ Equity for the Period Ended

September 30, 2004

Comparative Consolidated Statements of Cash Flows

for the Three Months Ended September 30, 2004 and 2003 and

for the Nine Months Ended September 30, 2004 and 2003

Notes to the Consolidated Financial

Statements

7-17

Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

18-25

Item 3.

Controls and Procedures

25

PART II.

OTHER INFORMATION

Item 2.

Changes in Securities and Use of Proceeds

Item 6.

Exhibits and Reports on Form 8-K

26

(a)

Exhibits

(b)

Reports on Form 8-K

Signatures

Item 1. Financial Statements

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

September 30,

ASSETS

2004

2003

Current Assets:

Cash (Note 1c)

$   36,361

$   6,512

Prepaid Expenses

-0-

2,175

TOTAL CURRENT ASSETS

36,361

8,687

Office Furniture and Equipment, at cost,

net of accumulated depreciation of

$14,267 and $9,973 respectively (Notes 1h & 2)

11,914

15,540

Other Assets:

Related Party Receivable (Note 1f)

-0-

21,500

Deposit (Note 1g)

2,770

2,770

TOTAL OTHER ASSETS

2,770

24,270

TOTAL ASSETS

$   51,045

$    48,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable & Accrued Expenses (Note 1i)

$    56,119

$   37,996

Loan from Related Party (Note 1f)

10,207

-0-

Current Portion of Capital Lease Obligation (Note 9)

2,838

1,232

TOTAL CURRENT LIABILITIES

69,164

39,228

Capital Lease Obligation, net of Current Portion (Note 9)

7,139

11,718

TOTAL LIABILITIES

76,303

50,946

Commitments and Contingencies (Note 10)

- - -

- - -

Stockholders’ Equity:

Common Stock, $.001 par value; 75,000,000 shares

  authorized; shares issued and outstanding

  32,669,031 and 30,493,360 (Notes 1b, 1k, 3 & 5)

32,669

30,493

Additional Paid in Capital

1,270,383

1,204,653

Retained Deficit

(1,328,310)

(1,237,595)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

(25,258)

(2,449)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

$     51,045

$     48,497

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the Three Months Ended September 30, 2004 & 2003 and

For the Nine Months Ended September 30, 2004 & 2003

Three Months Ended

Nine Months Ended

September 30

September 30

2004

2003

2004

2003

Revenues

Sales

$      737

$  43,935

$   2,294

$  43,935

Commission Income

110,395

17,953

148,602

56,178

Total Revenues

111,132

61,888

150,896

100,113

Cost of Sales

Purchases

550

36,808

1,712

36,808

Commission Expenses

-0-

-0-

-0-

-0-

Total Cost of Sales

550

36,808

1,712

36,808

Gross profit

110,582

25,080

149,184

63,305

Operating expenses

69,463

239,952

169,468

563,296

Net (loss)

$   41,119

$  (214,872)

$  (20,284)

$  (499,991)

Net (loss)

Per share:

  Basic & Diluted

0.00

(0.01)

(0.00)

(0.02)

Weighted average

Shares outstanding:

  Basic & Diluted

32,669,031

26,203,765

31,919,031

25,353,687

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Period Ended September 30, 2004

Additional

 Paid-in

      Common Stock

 Capital

Total

Number of             ($0.001 Par)

(Discount

Retained

Stockholders’

Shares

$ Amount

on Stock)

Deficit

      Equity

Balance at inception

  (February 22, 2001)

   17,112,000

$ 17,112

$      (7,738)

$        -0-

$    9,374

  Recapitalization for Reverse

    Acquisition on March 8, 2001

     4,278,000

     4,278

         4,125

           ---

      8,403

Net (Loss) December 31, 2001

            ---

            ---

     ---

    (23,838)

 (23,838)

Balance at December 31, 2001

   21,390,000

   21,390

       (3,613)

      (23,838)

     (6,061)

Issuance of Common

        Stock for Services

     2,320,000

     2,320

     784,080

           ---

   786,400

Net (Loss) December 31, 2002

           ---

  ---

     ---

  (713,766)

(713,766)

Balance at December 31, 2002

23,710,000

23,710

     780,467

    (737,604)

     66,573

Issuance of Common

         Stock for Services

   7,409,031

     7,409

     452,466

           ---

   459,875

Private sale of Common Stock

50,000

         1,450

           ---

       1,500

Net (Loss) December 31, 2003

---

    ---

     ---

  (570,422)

(570,422)

Balance at December 31, 2003

31,169,031

  31,169

  1,234,383

 (1,308,026)

    (42,474)

Issuance of Common

          Stock for Services

1,500,000

      1,500

       36,000

           ---

     37,500

Net (Loss) September 30, 2004

---

---

     ---

    (20,284)

  (20,284)

Balance at September 30, 2004

32,669,031

$

  32,669

$  1,270,383

$ (1,328,310)

$    (25,258)

 See notes to consolidated financial statements

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the Three Months Ended September 30, 2004 & 2003 and

For the Nine Months Ended September 30, 2004 & 2003

Three Months Ended

Nine Months Ended

September 30

September 30

2004

2003

2004

2003

Cash flows from

  Operating activities:

Net (loss)

$  41,119

$  (214,872)

$  (20,284)

$   (499,991)

Adjustments to reconcile net

  Income (loss) to net cash

  Provided by operating activities

Depreciation

1,006

1,276

3,018

3,764

Stock based professional &

   Consulting expenses

-0-

212,719

37,500

429,469

Increase (decrease)

  To current assets &

  Current liabilities

(10,184)

4,492

2,861

37,292

Total adjustments

(9,178)

218,487

43,379

470,525

Net cash provided (used) by

  Operating activities

31,941

3,615

23,095

(29,466)

Cash flows from

  Investing activities:

Purchase of fixed asset

-0-

-0-

-0-

(945)

Net cash (used) by

  Investing activities

-0-

-0-

-0-

(945)

Cash flows from

  Financing activities:

Stock issuance for cash

-0-

1,500

-0-

1,500

Payment of capital lease

(885)

(397)

(1,741)

(1,550)

Net cash provided (used) by

  Financing activities

(885)

1,103

(1,741)

(50)

Net increase (decrease)

  In Cash

31,056

4,718

21,354

(30,461)

Cash & equivalents,

  Beginning of period

5,305

1,794

15,007

36,973

Cash & equivalents,

  End of period

$  36,361

$  6,512

$  36,361

$  6,512

Supplemental cash flow information:

Cash paid for interest

$        -0-

$       -0-

$        -0-

$       -0-

Cash paid for taxes

$   2,400

$  1,600

$   2,400

$  1,600

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

September 30, 2004

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

On August 17, 2003, the Company formed a Nevada corporation, Cal-Bay Analytical, Inc., (CBA) a wholly owned subsidiary.  As of September 30, 2004, this subsidiary started to generate business transactions, which have been consolidated on the Company’s financial statements.

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

September 30, 2004

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

(c)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of September 30, 2004.

(d) Principles of Consolidation and Basis of Accounting

The accompanying consolidated financial statements include the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries, CBC and CBA.  All material inter-company transactions and accounts have been eliminated in consolidation.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

(f)

Related Party Transactions / Receivables / Payables

The balance of related party receivables at September 30, 2003 was with the CEO, was interest free and due and payable as of September 30, 2003.  The balance of related party payables at September 30, 2004 is interest free with the CEO (see also Note 10).

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

September 30, 2004

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

(k)

Transactions in Capital Stock

All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended.  They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act.  The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI.  The trading price at September 30, 2004, was $0.02.  See also Notes 3 and 5.

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

September 30, 2004

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

September 30, 2004

(1)

Summary of Significant Accounting Policies (Continued)

(m) Recently Issued Accounting Pronouncements – (continued)

SFAS No. 147, issued in October 2002 regarding the acquisition of certain financial institutions does not apply to the Company.

In December 2002, the (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not expect adoption of SFAS No. 148 to have a material impact, if any, on its financial position or results of operations.

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

As a nonaccelerated filer, the Company plans to comply with Section 404 of the Sarbanes-Oxley Act and file their first internal control report by July 15, 2005.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(1)

Summary of Significant Accounting Policies (Continued)

(n)

Basis of Presentation

The Company’s financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  However, there is substantial doubt about the Company’s ability to continue as a going concern because of its losses and its net deficit as of September 30, 2004.  The Company’s continued existence is dependent upon its ability to generate more profitable business activities from its customers.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern.  The outcome of this uncertainty cannot be determined at this time.

(2)

Office Furniture and Equipment

A summary of property and equipment is as follows as of September 30,:

 2004

2003

Office Furniture &

Computer Equipment

$

26,181

$

25,513

Less: Accumulated Depreciation

(14,267)

(9,973)

Net Furniture and Equipment

$

11,914

$

15,540

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

September 30, 2004

(3)

Acquisition of Cal-Bay Controls, Inc. – (continued)

The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI), CBA and CBC, without the consolidating and eliminating adjustments at:

September 30, 2004

CBYI

 CBA

CBC

Combined

Current assets

$

2,967

$

1,940

$

31,455

$

36,361

Property and equipment, net

-0-

-0-

11,914

11,914

Other assets

-0-

-0-

2,770

2,770

$

2,967

$

1,940

$

46,139

$

51,045

Current liabilities

$

-0-

$

1,482

$

67,682

$

69,164

Long term liability

-0-

-0-

7,139

7,139

Stockholders’ equity

2,967

(28,682)

(25,258)

$

2,967

$

1,940

$

46,139

$

51,045

September 30, 2003

CBYI

 CBA

CBC

Combined

Current assets

$

-0-

$

-0-

$

8,687

$

8,687

Property and equipment, net

-0-

-0-

15,540

15,540

Other assets

-0-

-0-

24,270

24,270

$

-0-

$

-0-

$

48,497

$

48,497

Current liabilities

$

-0-

$

-0-

$

39,228

$

39,228

Long term liability

-0-

-0-

11,718

11,718

Stockholders’ equity

-0-

-0-

(2,449)

(2,449)

$

-0-

$

-0-

$

48,497

$

48,497

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(4)

Significant Customers/Suppliers

Majority of CBC’s commission income is derived from five unrelated manufacturing companies that it represents.  The commission income from these five significant customers was $147,700 and $38,634, respectively, for the nine months ended September 30, 2004 and 2003 (see also Note 7).

(5)

Certain Beneficial Owners and Management

The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:

September 30, 2004

Shareholder/Position/Title

Shares Held

Ownership

Robert Thompson – President & CEO

10,580,053

32.4

%

Charles Prebay – Vice President & CFO

1,575,000

4.8

Linwood C. Meehan III

2,000,000

6.1

Dante Panella

1,050,000

3.2

Cede & Co. - Investor

14,345,660

43.9

All Other Investors

3,118,318

9.6

Total shares issued & outstanding

32,669,031

100.0

%

September 30, 2003

Shareholder/Position/Title

Shares Held

Ownership

Robert Thompson – President & CEO

11,059,653

36.3

%

Charles Prebay – Vice President & CFO

1,608,400

5.3

Linwood C. Meehan III

2,000,000

6.6

Cede & Co. - Investor

7,868,650

25.8

All Other Investors

7,956,653

26.0

Total shares issued & outstanding

30,493,356

100.0

%

(6)

Income Taxes

As of September 30, 2004, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $2,400.

At September 30, 2004 deferred taxes consisted of a net tax assets (benefits) of approximately $607,545, due to operating loss carryforwards of the Company totaling $1,360,036 which were fully offset by equal valuation allowances since there is no assurance of recovery.  The net operating loss carryforwards will expire beginning in 2013.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

(8)

Equity Line of Credit

In April 2003, the Company entered into an equity line of credit investment agreement with Dutchess Private Equities Fund, L.P. (Dutchess).  Under this equity line of credit, the Company may periodically sell shares of common stock to Duchess to raise capital.  The Company agreed to register 10,675,675 shares of common stock to undertake this equity line of credit and issued 675,675 shares to Dutchess as consulting fees.  As of the date of this report, the Company has decided to postpone and withdraw the registration.

(9)

Leases

The Company lease certain office equipment that is accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.

The future minimum commitments under this lease arrangement at September 30, 2004 are as follows:

Period Ended September 30,

2005

$

2,838

2006

3,135

2007

3,464

2008

Thereafter

-0-

Net minimum commitments

9,977

Less current portion

2,838

Long-term commitments

$

7,139

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(10)

Commitments and Contingencies

CBC leases an office/warehouse facility in Tustin, California from Robert Thompson (see Note 5) on a month to month basis for $3,000.00 per month.

The Company was not involved in any litigation as of the date of this examination.

(11)

Subsequent Events

On October 29, 2004, the Company filed an S-8 registration statement for the issuance of 4,000,000 shares of common stock as compensation for consulting services to a third party.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

Future Potential Mergers & Acquisitions and/or New Subsidiary Companies to be Formed by Cal-Bay International

The Company has identified a number of companies that would be good candidates for future mergers and/or acquisitions and we are actively searching for new candidates in order to determine the best growth strategy for the future.  Each of these companies has been selected based upon such criteria as profitability, existing management team, ownership desire for exit strategy, synergy and compatibility with Cal-Bay’s goals and plans.  At this time, Cal-Bay’s management is evaluating each of the candidates currently identified and we have begun negotiations with one company.  It is anticipated that if these negotiations continue and are successful, Cal-Bay will sign a letter of intent in the future with this company.  After reaching agreement on a letter of intent, Cal-Bay will perform the necessary due diligence before continuing.  Assuming that the due diligence is completed without identifying any potential concerns or liabilities, Cal-Bay will then enter into a contractual agreement to merge with and/or acquire this company.  Cal-Bay plans to issue periodic press releases announcing the progress of  this or any other possible acquisition in order to keep our shareholders and the investing public informed.

Alternatively, the Company may decide to form a new subsidiary company or companies n the future as it either develops new products or identifies new areas of business opportunity.

Three Month periods Ended September 30, 2004 and 2003

The following Cal-Bay International business summary is from the consolidated results of the Cal-Bay Controls and Cal-Bay Analytical operating subsidiaries.

Cal-Bay generated $110,395 in commission income, and $737 in product sales, for total revenues of $111,132 for the three-month period ended September 30, 2004, with cost of sales of $550 for a gross profit of $110,582.  These revenues compare with $17,953 in commission income and $43,935 in product sales for total revenues of $61,888 for the three-month period ended September 30, 2003, with cost of sales of $36,808 and gross profit of $25,080. Revenues for the three-month period ended September 30, 2004 were $49,244 more than the same period ended in 2003.  Gross profit for the three-month period ended September 30, 2004 was $85,502 more than the same period ended in 2003.  The net cash provided by operating activities for the three months ended September 30, 2004 was $31,941 compared to net cash provided of $3,615 from the comparable period in 2003, which is an increase in the net cash provided by operating activities of $28,326.

Operating expenses were $69,463 for the three-month period ended September 30, 2004 compared with operating expenses of $239,952 for the three-month period ended September 30, 2003, which is a decrease of $170,489.  The net gain in income was $41,119 for the three-month period ended September 30, 2004 compared to a loss of ($214,872) for the same period ended in 2003, which is an increase in net income of $255,991.

Nine Month periods Ended September 30, 2004 and 2003

The following Cal-Bay International business summary is from the consolidated results of the Cal-Bay Controls and Cal-Bay Analytical operating subsidiaries.

Cal-Bay generated $148,602 in commission income, and $2,294 in product sales, for total revenues of $150,896 for the nine-month period ended September 30, 2004, with cost of sales of $1,712 for a gross profit of $149,184.  These revenues compare with $56,178 in commission income and $43,935 in product sales for total revenues of $100,113 for the nine-month period ended September 30, 2003, with cost of sales of $36,808 and gross profit of $63,305. Revenues for the nine-month period ended September 30, 2004 was $50,783 more than the same period ended in 2003.  Gross profit for the nine-month period ended September 30, 2004 was $85,879 higher than the same period ended in 2003.  The net cash provided by operating activities for the nine months ended September 30, 2004 was $23,095 compared to net cash used of ($29,466) from the comparable period in 2003, which is an increase in the net cash provided from operating activities of $52,561.

Operating expenses were $169,468 for the nine-month period ended September 30, 2004 compared with operating expenses of $563,296 for the nine-month period ended September 30, 2003, which is a decrease of $393,828.  The net gain (loss) in income was ($20,284) for the nine-month period ended September 30, 2004 compared to a net loss of ($499,991) for the same period ended in 2003, which is an increase in net income of $479,707.

Liquidity and Capital Resources

As of September 30, 2004, Cal-Bay had total assets of $51,045 including $36,361 in cash on hand and office furniture and equipment of $11,914 net of accumulated depreciation.  Current liabilities totaled $69,164 and include $56,119 in accounts payable and accrued expenses, $10,207 in related party payables and $2,838 in the current portion of a capital lease of office equipment.

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

Cal-Bay does not anticipate any substantial new capital expenditures for the next twelve months nor does Cal-Bay plan to increase the overhead expense level in any way.  The lease on Cal-Bay’s former headquarters office facility expired in August 2004 and was extended by one month through the end of September 2004.  Cal-Bay moved to a new office location at the end of September 2004.  Cal-Bay entered into a lease at the new location on a month-to-month basis instead of entering into a longer term commitment at the present time.  This will give Cal-Bay flexibility to look for a less expensive office facility, to consider consolidation of it’s office space requirements, or to investigate sub-leasing or sharing office facilities with another company in the future in order to reduce overhead expenses.  Cal-Bay plans to continue the current operations of all subsidiaries with the present management structure, financial and operational goals for the near term.  Based upon the sales, expense and income results from the first three quarters of operations and our projections for the remainder of the year, the Company believes that it can maintain the current level of operations for the rest of the year without having to raise additional funds for operational purposes.  The company believes that its cash needs to maintain current operations can be met with cash on hand and revenues from accounts receivable on orders for at least the next twelve months. However, should the Company require additional capital, the Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

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

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

Cal-Bay did not file any reports on Form 8-K during the 90 days ended September 30, 2004.

Exhibits:

Number	Title	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAL-BAY INTERNATIONAL, INC.

Date: November 10, 2004

By: /s/ Robert J. Thompson

Robert J. Thompson

Chief Executive Officer

Date: November 10, 2004

By: /s/ Charles A. Prebay

Charles A. Prebay

Chief Financial Officer