Form 10KSB
period 2004-12-31
CAL BAY INTERNATIONAL INC
filed 2005-03-30
CIK 1142526

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

                                                                          incorporation or organization)

P. O. Box 502548, San Diego, CA  92150-2548

(Address and Zip Code of principal executive offices)

Issuer’s telephone number, including area code: 858-243-2615

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [  x  ]

The issuer’s revenue for its most recent fiscal year was: $185,794

The aggregate market value of the issuer’s voting stock held as of December 31, 2004, by non-affiliates of the issuers was $515,927. (20,392,378 shares valued at $0.0253 each)

As of December 31, 2004, issuer had 36,669,031 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: none

FORM 10-KSB

CAL BAY INTERNATIONAL

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 7 7 7
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

Item 8B.  Other Information

		8 9 11 11 11 11
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		12 13 13 14 15 15
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

Our Business

Cal-Bay International’s operating subsidiaries are Cal-Bay Controls (CBC) and Cal-Bay Analytical (CBA).  Both CBC and CBA operate as manufacturer’s sales representatives and distributors of analytical products, services and associated equipment through license and distribution agreements.  CBC primarily serves the process, environmental and safety markets, while CBA primarily serves the laboratory markets.  As of December 31, 2004, Cal-Bay Analytical started to generate business transactions which have been consolidated on the Company’s financial statements.  The Company does not currently have any international operations and does not intend to pursue an international market at this time, but expects to do so in the future.

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

Item 2.  Description of Property

During 2004, the Company relocated to smaller facilities located at 1562 Parkway Loop, Suite A, Tustin, CA 92780.  We lease this space from our President, Robert Thompson on a month to month basis for $3,000 per month.  Our facility is located in a small mixed use, commercial/light industrial office park in Central Orange County, California.

Subsequent to the date of this report, on January 7, 2005, Cal-Bay International, Inc. changed its mailing address to the following: P.O. Box 502548, San Diego, CA 92150-2548. The telephone number was also changed to: (858) 243-2615.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol “CBYI”.  At December 31, 2004 the Company had  83 shareholders holding 36,669,031 shares of common stock.  Of the issued and outstanding common stock, 14,403,680 are free trading, the balance are restricted stock as that term is used in Rule 144 and may be sold pursuant to Rule 144.  The Company has not agreed to register any shares for resale by selling stockholders.

The following table shows the highs and lows of the closing bid and ask on the Company’s stock for the past two years.

CLOSING BID

CLOSING ASK

2004

Jan 2 through March 31

.028

.019

.035

.025

April 1 through June 30

.018

.01

.02

.011

July 1 through September 30

.04

.005

.05

.009

October 1 through December 31

.03

.01

.035

.018

2003

Jan 2 through March 31

.20

.05

.21

.065

April 1 through June 30

.07

.04

.08

.045

July 1 through September 30

.08

.03

.09

.038

October 1 through December 31

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

In November 2004, we filed a registration statement on Form S-8 reporting the issuance of 4,000,000 shares valued at $80,000.  The shares were issued to one individual for consulting services unrelated to fund raising activities.

Subsequent to the date of this report, the Company issued 15,000,000 shares of restricted common stock for the acquisition of TLCO Software, a Nevada corporation.  The shares were issued to Mr. Roger E. Pawson who then became the sole officer and director of the Company.  The shares were sold to an accredited investor in a private transaction in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Cal-Bay did not pay any commissions, use any underwriters or make any public solicitations in effecting the sale.

Also subsequent to the date of this report, the Company filed a registration statement on Form S-8 reporting the issuance of 6,000,000 valued at $300,000.  The shares were issued to one individual for consulting services unrelated to fund raising activities.

Item 6.  Management’s Discussion and Analysis of Plan of Operation.

Results of Operations for the periods ended December 31, 2004 and December 31,2003

For the period ended December 31, 2004, the Company generated total revenues of $185,794, including $10,497 in product sales, $173,847 in commission income and $1,450 in other income.  Costs of sales were $8,354 and there was no commission expense, resulting in gross profits of $177,440.  The Company’s expenses were $260,892, mainly for professional fees of $124,882 and officers compensation.  Other expenses included utilities, insurance, auto expense, property rent, and general administrative.  The Company realized a net loss after taxes of $85,852.

Gross profit was $72,778 higher than for the year ended December 2003 and net loss after taxes was $85,852 for the year ended December 2004 compared to $570,422.  Significantly higher professional fees were paid for the year ended December 2003.

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

Liquidity and Capital Resources

For the period ended December 31, 2004, the Company had total assets of $16,379 consisting of $5,211 in cash, office equipment valued at $10,908, and a $260 security deposit.  The Company had total liabilities during the same period of $47,205 consisting of $36,929 in accounts payable and accrued expenses, and the current portion of a capital lease payable of $2,886 along with state tax payable of $752.  The capital lease obligation, net of current portion was $6,638.

A majority of the Company’s commissions income is derived from five unrelated manufacturing companies that it represents.  The commission income from these five significant customers was $161,392 for the year ended December 31, 2004 and $84,874 for the year ended December 31, 2003.

The Company has no material commitments for capital expenditures.   Cash assets are currently sufficient for only a few months of operations, however management expects to receive commissions income from our accounts receivable to cover operating expenses.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Code of Ethics was filed with our 2002 Form 10-KSB.

Subsequent Events

Subsequent to the date of this report, on January 5, 2005, Cal-Bay completed the acquisition of TLCO Software, Inc. TLCO Software is a Nevada corporation that designs proprietary software programs for commercial use in the internet web-hosting industry. One-hundred percent (100%) of the outstanding shares of TLCO Software’s common stock were acquired from the former owner, Mr. Roger Pawson of San Diego, California for consideration of  Fifteen million (15,000,000)  restricted shares of Cal-Bay common stock. TLCO Software, Inc. will operate in the future as a wholly-owned subsidiary of Cal-Bay International, Inc.

Also, on January 6, 2005, Cal-Bay also completed the sale of its subsidiary companies, Cal-Bay Controls, Inc., Cal-Bay Analytical, Inc., and WetChem, Inc. to Atlantis Holding Corp.  Both Cal-Bay Controls and Cal-Bay Analytical are Nevada corporations that operate as sales representative and distribution companies in the Western US for environmental, process-control, safety and laboratory instrumentation and related products and services.

WetChem, Inc. is incorporated in Florida, but currently has no business activities.  One-hundred percent (100%) of the outstanding shares of the common stock of Cal-Bay Controls, Cal-Bay Analytical and WetChem, Inc. were purchased from Cal-Bay International, Inc. by Atlantis Holding  Corporation for consideration of One million (1,000,000)shares of Atlantis Holding Corp. preferred B class stock. Cal-Bay Controls, Cal-Bay Analytical and WetChem will operate in the future as wholly-owned subsidiaries of Atlantis Holding Corp.

As a result of the acquisition of TLCO Software and the disposition of Cal Bay Control, Cal Bay Analytical and WetChem, Cal Bay had a change of control and Mr. Roger E. Pawson was appointed the sole officer and director upon the resignations of Mr. Thompson and Mr. Prebay.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth as of December 31, 2004, the name, age, and position of each executive officer and director and the term of office for each director of the Company.

Name	Age	Position	Since
Robert J. Thompson	56	President, Secretary and Director	March 2001
Charles A. Prebay	49	Vice President, Treasurer and Director	March 2001

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

Subsequent to the date of this report, on January 7, 2005, Cal-Bay International, Inc. announced the resignations of Robert J. Thompson and Charles A. Prebay from its board of directors and as officers of the company. The resignations of Mr. Thompson and Mr. Prebay were not due to any disagreements or other conflicts with Cal-Bay International.  Cal-Bay International, Inc. announced the appointment of Roger Pawson to its Board of Directors, where he will serve as Chairman of the Board. Mr. Pawson was also appointed to the positions of President and CEO, Secretary and Treasurer of Cal-Bay International, Inc.

Roger E. Pawson.  Mr. Pawson is currently the Company’s sole officer and director.  From 1999 to 2001, Mr. Pawson was the President and CEO of TLCO Software, Inc., a company that development advanced user friendly web authoring software.  Mr. Pawson sold his interest in TLCO Software in 2001 and then repurchased a majority interest in TLCO Software in 2004.  From 2001 to 2004 Mr. Pawson was the President and CEO of National Developers, an Arizona based development company that specialized in the design and construction of custom homes, shopping malls and strip centers.   From Jan. 2004 to Nov. 2004, Mr. Pawson was the interim President and a director of SK Technologies, Inc., a publicly traded company.

Item 10.  Executive Compensation

The Company has no formal arrangements for the remuneration of its officers and directors, except that they will receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf in the investigation of business opportunities.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Robert J. Thompson President, Secretary and Director	2004 2003 2002	23,000 14,500 35,000	-0- -0- -0-	-0- 21,500 (1) -0-
Charles A. Prebay Vice President, Treasurer and Director	2004 2003 2002	27,000 14,000 32,000	-0- -0- -0-	-0- -0- -0-
Arthur E. Vargas Former President	2002	-0-	-0-	-0-

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004 the name and the number of shares of the Registrant’s Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 36,669,031 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Robert J. Thompson (2) 1582 Parkway Loop, Suite G Tustin, CA 92780	10,526,653	28.70%

Common	Charles A. Prebay (2) 1582 Parkway Loop, Suite G Tustin, CA 92780	1,750,000	4.77%

Common	Linwood C. Meehan III 2716 Rew Circle, #101 Ocoee, FL 34761	2,000,000	5.45%

Common	Joseph Sortino 4045 Avenida Brisa Rancho Sante Fe, CA 90291	4,000,000	10.90%

Common	Cede & Co. PO Box 222 Bowling Green Station New York, NY 10274	16,548,294	45.13%

Common	Officers, Directors and Nominees as a Group: 2 persons	12,276,653	33.48%

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

Item 13. Exhibits and Reports on Form 8-K.

a)

Exhibits

Exhibit Number	Title	Location
3(i) 3(ii) 14 31 32

Articles of Incorporation*

Bylaws*

Code of Ethics**

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

Form 10-SB filed 6/18/01 Form 10-SB filed 6/18/01 10-KSB filed 3/21/03 Attached Attached

b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2004.  Subsequent to the date of this report, the Company filed a Form 8-K reporting Item 2.01, Completion of Acquisition or Disposition of Assets, Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, Item 8.01, Other Events and Item 9.01 Financial Statements and Exhibits.

* Incorporated by reference. Filed as exhibit to Form 10-SB filed June 18, 2001.

**Incorporated by reference. Filed as exhibit to 2002 10-KSB filed March 21, 2003.

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Cal-Bay International’s annual financial statement and review of financial statements included in Cal-Bay International’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,537 for fiscal year ended 2004 and $20,600 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cal-Bay International’s financial statements that are not reported above were $63 for fiscal year ended 2004 that  consisted of audit-related research and $175 for fiscal year ended 2003 that consisted of audit-related research.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,025 for fiscal year ended 2004 that consisted of tax planning and preparation of corporate tax returns and $650 for fiscal year ended 2003 that consisted of preparation of corporate tax returns.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $150 for fiscal year ended 2004 that consisted of assistance with the preparation of S-8 filings to the SEC and $1100 for fiscal year ended 2003 that consisted of assistance with the preparation of S-8 and SB-2 filings to the SEC.

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

March 30, 2005

By: /s/ Roger E. Pawson

Roger E. Pawson

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

 March 30, 2005

By: /s/ Roger E. Pawson

Roger E. Pawson

Sole Director

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

 DECEMBER 31, 2004 AND 2003

AND

AUDITOR’S REPORT

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

CONTENTS

Page

Report of Independent Registered Public Accounting Firm

20

Consolidated Balance Sheets

21

Consolidated Statements of Operations

23

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

24

Consolidated Statements of Cash Flows

25

Notes to Consolidated Financial Statements

26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cal-Bay International, Inc. and subsidiaries

Tustin, California

I have audited the accompanying consolidated balance sheets of Cal-Bay International, Inc. (A Nevada Corporation), and subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal-Bay International, Inc. and subsidiaries, as of December 31, 2004 and 2003, and the results of its operations, changes in stockholders’ equity and cash flows for the periods then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $85,852 for 2004 and has incurred net losses for each of the past three years. At December 31, 2004, current liabilities exceed current assets by $35,356 and total liabilities exceed total assets by $30,826.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, these financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Argy & Company

Argy & Company

(Registered under the PCAOB as Vincent P. Argy, CPA)

March 25, 2005

Fountain Valley, California

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS

2004

2003

Current Assets:

Cash (Note 1c)

$

5,211

$

15,007

______________

______________

TOTAL CURRENT ASSETS

5,211

15,007

Office Furniture and Equipment, at cost,

net of accumulated depreciation of

$15,273 and $11,249 respectively (Notes 1h & 2)

10,908

15,254

Deposit (Note 1g)

260

2,770

_______________

______________

TOTAL ASSETS

$                16,379

$                33,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable & Accrued Expenses (Note 1i)

$

36,929

$

63,787

Sales Tax Payable

752

-0-

Current Portion of Capital Lease Obligation (Note 9)

  2,886

                   2,656

TOTAL CURRENT LIABILITIES

40,567

66,443

Capital Lease Obligation, net of Current Portion (Note 9)

                     6,638

                   9,062

TOTAL LIABILITIES

                   47,205

                 75,505

Commitments and Contingencies (Note 10)

- - -

- - -

Stockholders’ Equity:

Common Stock, $.001 par value; 75,000,000 shares

  authorized; shares issued and outstanding

  36,669,031 and 31,169,031 (Notes 1b, 1k, 3 & 5)

36,669

$

31,169

Additional Paid in Capital

1,326,383

1,234,383

Retained Deficit

             (1,393,878)

           (1,308,026)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

                  (30,826)

                (42,474)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

$                  16,379

$                    33,031

The accompanying notes are an integral part of these financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

2004

2003

REVENUES:

Sales

$

   10,497

$

    43,935

Commission Income (Note 1e)

173,847

100,473

Other Income

                     1,450

                        599

TOTAL REVENUES

185,794

145,007

COST OF SALES:

Purchases

8,354

40,345

Commission Expense (Note 1e)

                           -0-

                          -0-

TOTAL COST OF SALES

                       8,354

                   40,345

GROSS PROFIT

177,440

104,662

EXPENSES:

Professional Fees

124,882

532,925

Officer’s Compensation

50,000

50,000

Auto Expense

9,575

15,250

Depreciation Expense (Notes 1h & 2)

4,024

5,040

Insurance

15,407

16,053

Interest Expense

1,410

2,047

Telephones & Utilities

6,426

5,322

Property Rent (Note 9)

32,892

32,266

Office Expenses & Miscellaneous

7,325

7,101

Taxes & Licenses

2,194

-0-

Payroll Taxes

4,609

2,782

Travel and Entertainment

                      2,148

                      4,698

TOTAL EXPENDITURES

                  260,892

                  673,484

NET LOSS BEFORE TAXES

(83,452)

(568,822)

TAXES ON INCOME (Note 1j & 6)

                      2,400

                      1,600

NET LOSS AFTER TAXES

$                 (85,852)

$              (570,422)

Basic and Fully Diluted Earnings Per Share (Note 1l)

$                       (.00)

$                      (.02)

Weighted Average Shares Outstanding (Note 1l)

              33,919,031

              27,089,742

The accompanying notes are an integral part of the financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For The Years Ended December 31, 2004 And 2003

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

1,234,383

 (1,308,026)

    (42,474)

Issuance of Common Stock for Services

5,500,000

5,500

       92,000

             ---

     97,500

Net Loss December 31, 2004

                  ---

        ---

                  ---

    (85,852)

  (85,852)

Balance at December 31, 2004

36,669,031

$36,669

$1,326,383

$(1,393,878)

 $ (30,826)

The accompanying notes are an integral part of the financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31,

2004

2003

Cash Flows From Operating Activities:

Loss from Operations

$

(85,852)

$

(570,422)

Adjustments to reconcile net income to net cash provided

by operating activities:

Depreciation (Note 1h & 2)

4,024

5,040

Common stock issued for services

97,500

459,875

Decrease in Prepaid Expenses

2,510

17,219

(Decrease) Increase in Accounts Payable & Accrued Expenses

(26,536)

48,499

Increase (Decrease) in Sales Tax Payable

                         752

                       (460)

Total adjustments to net income

                    78,250

                 530,173

Total Cash (Used) Provided by Operating Activities

(7,602)

(40,249)

Cash Flows From Investing Activities:

Purchase of Fixed Asset

-0-

(1,935)

Loans to Related Party

                          -0-

                    21,500

Total Cash Provided (Used) by Investing Activities

                          -0-

                    19,565

Cash Flows From Financing Activities:

Stock issuance for cash

-0-

1,500

Payment of Lease Payable

                     (2,194)

                       (2,782)

Total Cash (Used) by Financing Activities

                     (2,194)

                       (1,282)

Net (Decrease) Increase In Cash

(9,796)

(21,966)

Cash, beginning of period

                    15,007

                     36,973

Cash, end of period

$                    5,211

$                   15,007

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:

Interest

$

1,410

$

2,047

Income taxes (Note 1j)

                      2,400

                      1,600

Total

$                    3,810

$                    3,647

Supplemental disclosure of non-cash activities:

In 2003, the Company issued 7,409,031 shares of common stock as consideration for certain professional and consulting expenses.

In 2004, the Company issued 5,500,000 shares of common stock as consideration for certain professional and consulting expenses.

The accompanying notes are an integral part of the financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(1)

Summary of Significant Accounting Policies

(a)

Nature of Business

Cal-Bay International, Inc. and subsidiaries ("The Company"), was originally organized as Var-Jazz Entertainment, Inc., under the laws of the State of Nevada, on December 8, 1998.  On March 8, 2001, Var-Jazz Entertainment, Inc. acquired 100% of the outstanding common shares of Cal-Bay Controls, Inc., which has been accounted for as a reverse acquisition.  Subsequent to this acquisition, Var-Jazz Entertainment, Inc. changed its name to Cal-Bay International, Inc.  The Company does not currently have any international operations but expects to in the future.  See also Notes 3 and 11.

Cal-Bay Controls, Inc. (CBC) was originally a sole proprietorship, being operated since 1990 under the name Cal-Bay Controls, in Tustin, California, by its owner Robert Thompson.  CBC, which represents the only operating entity of the Company, is a manufacturer’s representative and distribution firm, serving California, Nevada and Hawaii in process, environmental, safety and laboratory markets.  On February 22, 2001, CBC was incorporated under the name Cal-Bay Controls, Inc.  See also Note 11.

CBC supplies analytical products, services and associated equipment through license distribution agreements, and receives compensation for its selling efforts in the form of commissions, typically 10-20% of the net sales price, on all sales of products within the specified sales territory.

On August 17, 2003, the Company formed a Nevada corporation, Cal-Bay Analytical, Inc., (CBA) a wholly owned subsidiary.  As of September 30, 2004, this subsidiary started to generate  business transactions, which have been consolidated on the Company’s financial statements.  See also Note 11.

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

December 31, 2004 and 2003

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

On May 7, July 9 and September 11, 2003, the Company issued 3,684,031 restricted common shares in payment for consulting services.  Also on September 9, 2003, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 2,450,000 common shares in payment for professional and consulting services.  In March and November of 2004, the Company filed Form S-8 Registration Statements with the Securities and Exchange Commission and issued 5,500,000 unrestricted common shares in payment for consulting services.

As discussed in Note 11, the Company issued 15,000,000 restricted shares in January of 2005 and 6,000,000 unrestricted common shares in February of 2005.

(c)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2004 or 2003.

(d) Principles of Consolidation and Basis of Accounting

The accompanying consolidated financial statements include the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries, CBC and CBA.  All material inter-company transactions and accounts have been eliminated in consolidation.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

(f)

Related Party Transactions

As of December 31, 2004 the Company leased office space from the previous CEO, Robert Thompson (see also Note 10).

(g)

 Deposits

This balance consists of a security deposit on the Company’s leased premises.

(f)

Property and Equipment; Organizational Expenditures

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

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

(k)

Transactions in Capital Stock

All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended.  They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act.  The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI.  The trading price at December 31, 2004, was $0.015.  See also Notes 3 and 5.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

(m) Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities”. This statement amends FASB Statement No. 133 to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This statement is effective for contracts entered into or modified after June 30, 2003.  The changes due to this statement will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  The Company does not expect adoption of SFAS No. 149 to have a material impact, if any, on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The changes in this statement will result in a more complete depiction of an entity’s liabilities and equity.  The changes will also enhance the relevance of accounting information by providing more information about the entity’s obligations to transfer assets or issue shares.  The Company does not expect adoption of SFAS No. 150 to have a material impact, if any, on its financial position or results of operations.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(1)

Summary of Significant Accounting Policies (Continued)

(m) Recently Issued Accounting Pronouncements – (continued)

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  The Company does not hold any variable interest entities.

As a nonaccelerated filer, the Company plans to comply with Section 404 of the Sarbanes-Oxley Act and file their first internal control report by July 15, 2005.

(n)

Basis of Presentation

The Company’s financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  However, there is substantial doubt about the Company’s ability to continue as a going concern because of its losses and its net deficit as of December 31, 2004.  The Company’s continued existence is dependent upon its ability to generate more profitable business activities from its customers.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern.  The outcome of this uncertainty cannot be determined at this time.

(2)

Office Furniture and Equipment

A summary of property and equipment is as follows as of December 31:

2004

2003

Office Furniture &

Computer Equipment

$

26,181

$

26,503

Less: Accumulated Depreciation

      (15,273)

        (11,249)

Net Furniture and Equipment

$        10,908

$       15,254

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI), CBA and CBC, without the consolidating and eliminating adjustments at:

December 31, 2004

CBYI

 CBA

CBC

Combined

Current assets

$

9

$

677

$

4,525

$

5,211

Property and equipment, net

-0-

-0-

10,908

10,908

Other assets

-0-

-0-

260

260

__________

_________

_________

__________

$                9

$          677

$    15,693

$       16,379

Current liabilities

$

-0-

$

-0-

$

40,567

$

40,567

Long term liability

-0-

-0-

6,638

6,638

Stockholders’ equity

9

677

(31,512)

(30,826)

__________

__________

_________

__________

$                9

$          677

$    15,693

$        16,379

December 31, 2003

CBYI

 CBA

CBC

Combined

Current assets

$

-0-

$

-0-

$

15,007

$

15,007

Property and equipment, net

-0-

-0-

15,254

15,254

Other assets

-0-

-0-

2,770

2,770

__________

_________

_________

__________

$            -0-

$           -0-

$    33,031

$       33,031

Current liabilities

$

-0-

$

-0-

$

66,443

$

66,443

Long term liability

-0-

-0-

9,062

9,062

Stockholders’ equity

-0-

-0-

(42,474)

(42,474)

__________

_________

_________

__________

$            -0-

$           -0-

$    33,031

$        33,031

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(4)

Significant Customers/Suppliers

Majority of CBC’s commission income is derived from five unrelated manufacturing companies that it represents.  The commission income from these five significant customers was $161,392 and $84,874, respectively, for the years ended December 31, 2004 and 2003 (see also Note 7).

(5)

Certain Beneficial Owners and Management

The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:

December 31, 2004

Shareholder/Position/Title

  Shares Held

           Ownership

Robert Thompson – President & CEO

10,526,653

28.7

%

Charles Prebay – Vice President & CFO

1,750,000

4.8

Joseph Sortino

4,000,000

10.9

Linwood C. Meehan III

2,000,000

5.4

Dante Panella

1,010,000

2.8

Cede & Co. - Investors

16,548,294

45.1

All Other Investors

        834,084

   2.3

Total shares issued & outstanding

   36,669,031

100.0

%

December 31, 2003

Shareholder/Position/Title

  Shares Held

           Ownership

Robert Thompson – President & CEO

10,826,653

34.7

%

Charles Prebay – Vice President & CFO

1,750,000

5.6

Linwood C. Meehan III

2,000,000

6.4

Dante Panella

1,050,000

3.4

Cede & Co. - Investors

14,345,660

46.1

All Other Investors

     1,196,718

   3.8

Total shares issued & outstanding

   31,169,031

100.0

%

(6)

Income Taxes

As of December 31, 2004, the Company had provided taxes on consolidated income for Federal and State income taxes at $2,400.  Additionally, as of December 31, 2004, deferred taxes consisted of a net tax assets (benefits) of $636,835, due to operating loss carryforwards of the Company totaling $1,425,604 which were fully offset by equal valuation allowances since there is no assurance of recovery.  The net operating loss carryforwards will expire beginning in 2013.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

 (7)

Off Balance Sheet Risk

The Company could be affected by the inability to establish a market for their shares of stock.  Additionally, since the date of incorporation, the short-term sales revenue for the Company has come primarily from five principal accounts, which is due to the fact that the markets for the products from these accounts have been very active recently.  Over the long-term, management expects the markets for these products and accounts to diversify.  Also, these principals are not the only suppliers for these products and management has other sources for identical products if it becomes necessary to find other suppliers.

(8)

Equity Line of Credit

In April 2003, the Company entered into an equity line of credit investment agreement with Dutchess Private Equities Fund, L.P. (Dutchess).  Under this equity line of credit, the Company may periodically sell shares of common stock to Duchess to raise capital.  The Company agreed to register 10,675,675 shares of common stock to undertake this equity line of credit and issued 675,675 shares to Dutchess as consulting fees.  As of the date of this report, the Company has decided to postpone this registration.

(9)

Leases

The Company lease certain office equipment that is accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.

The future minimum commitments under this lease arrangement at December 31, 2004 are as follows:

Period Ended December 31,

2005

$

2,886

2006

3,188

2007

3,450

Thereafter

                  -0-

Net minimum commitments

9,524

Less current portion

               2,886

Long-term commitments

$             6,638

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(10)

Commitments and Contingencies

CBC leases an office/warehouse facility in Tustin, California from Robert Thompson (see Note 5) on a month to month basis for $3,000.00 per month.

The Company was not involved in any litigation as of the date of this examination.

(11)

Subsequent Events

On January 5, 2005, the Company issued 15,000,000 restricted common shares to Roger Pawson to acquire TLCO Software, Inc. (TLCO).  TLCO has no recent history of operations and only asset is proprietary technology consisting of source code for certain software applications.

On January 6, 2005, the former CEO, Robert Thompson, and former Vice President, Charles Prebay, resigned as officers and directors of the Company exchanging all their remaining shares with Mr. Roger Pawson, the new CEO and director.  As part of the transaction, the Company’s subsidiaries CBC and CBA have been spun off into Atlantis Holding Corporation, a pink sheet company now owned by Robert Thompson and Chuck Prebay.

The condensed unaudited pro forma disclosure is not provided herein, as the resulting pro forma financial statements after the transactions above result in no activities over the last two fiscal years.

On February 17, 2005, the Company filed an S-8 registration statement for the issuance of 6,000,000 shares of common stock as compensation for consulting services to a third party.

The Company is currently in negotiations for the acquisition of Cam Holdings, Inc., a private real estate holding company, which it expects to complete in the second quarter of 2005.