Form 10QSB
period 2005-03-31
CAL BAY INTERNATIONAL INC
filed 2005-05-23
CIK 1142526

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(Address of principal executive offices)

858-243-2615

(Issuer’s telephone number)

1562 Parkway Loop, Suite A, Tustin, CA 92780

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 57,669,031 shares of $0.001 par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I.

FINANCIAL INFORMATION

PAGE NO.

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of

March 31, 2005 and 2004

4

Comparative Consolidated Statements of Operations

for the Three Months Ended March 31, 2004

5

Consolidated Statement of Changes in

Stockholders’ Equity for the Period Ended

March 31, 2005

6

Comparative Consolidated Statements of Cash Flows

7

for the Three Months Ended March 31, 2005

Notes to the Consolidated Financial

Statements

8

Item 2.

Management’s Discussion and Analysis of Financial

17

Condition and Results of Operations

Item 3.

Controls and Procedures

18

PART II.

OTHER INFORMATION

Item 2.

Changes in Securities and Use of Proceeds

19

Item 6.

Exhibits and Reports on Form 8-K

19

(a)

Exhibits

(b)

Reports on Form 8-K

Signatures

20

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

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

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

March 31,

ASSETS
	2005	2004
Current Assets:

Cash (Note 1c)	$1,274	$2,931
Short-Term Loan Receivable	17,000	-0-

TOTAL CURRENT ASSETS	18,274	2,931

Property and Equipment, at cost,
net of accumulated depreciation of
$1,244 and $12,255 respectively (Notes 1h & 2)	73,414	14,248

Proprietary Technology (Note 1b)	225,000	-0-

Deposits (Note 1g)	113,750	2,770

TOTAL ASSETS	$430,438	$19,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable & Accrued Expenses (Note 1i)	$ 4,756	$ 61,985
Income Taxes Payable (Notes 1j & 6)	800	1,600
Loans from Shareholder (Notes 1f & 8)	231,771	-0-
Loans Payable (Note 8)	97,000	-0-
Current Portion of Capital Lease Obligation (Note 9)	-0-	2,700

TOTAL CURRENT LIABILITIES	334,327	66,285

Capital Lease Obligation, net of Current Portion (Note 9)	-0-	8,594

TOTAL LIABILITIES	334,327	74,879

Commitments and Contingencies (Note 10)	- - -	- - -

Stockholders’ Equity:

Common Stock, $.001 par value; 75,000,000 shares
authorized; shares issued and outstanding
57,669,031 and 32,669,031 (Notes 1b, 1k, 3 & 5)	57,669	32,669
Additional Paid in Capital	1,818,383	1,270,383
Retained Deficit	(1,741,841)	(1,357,982)
Less Treasury Stock at Cost (762,000 and 0 shares at respective dates)	(38,100)	-0-

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	96,111	(54,930)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 430,438	$ 19,949

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the Three Months Ended March 31, 2005 & 2004

	Three Months Ended
	March 31
	2005	2004

Revenues
Sales	$ -0-	$ 752
Commission Income	-0-	19,151

Total Revenues	-0-	19,903

Cost of Sales
Purchases	-0-	563
Commission expense	-0-	-0-

Total Cost of Sales	-0-	563

Gross profit	-0-	19,340

Operating expenses	347,963	69,296

Net (loss) income	$ (347,963)	$ (49,956)

Net income
Per share:
Basic & Diluted	$ (0.01)	$ (0.00)

Weighted average
Shares outstanding:
Basic & Diluted	47,169,031	31,669,031

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Period Ended March 31, 2005

	Common		Additional			Total
	Number	$0.001 par	paid-in	Retained	Treasury	shareholders'
	of shares	amount	capital	(Deficit)	Stock	equity/(deficit)

Balance at December 31, 2003	31,169,031	$ 31,169	$ 1,234,383	$ (1,308,026)	$ ---	$ (42,474)

Issuance of Common Stock for Services	5,500,000	5,500	92,000	---	---	97,500

Net (Loss) at December 31, 2004	---	---	---	(85,852)	---	(85,852)

Balance at December 31, 2004	36,669,031	36,669	1,326,383	(1,393,878)	---	(30,826)

Issuance of Common Stock for TLCO Software, Inc. (1/05/05)	15,000,000	15,000	210,000	---	---	225,000

Issuance of Common Stock for Services (2/17/05)	6,000,000	6,000	282,000	---	---	288,000

Purchase of Treasury Stock (762,000 shares)	---	---	---	---	(38,100)	(38,100)

Net (Loss) at March 31, 2005	---	---	---	(347,963)	---	(347,963)

Balance at March 31, 2005	57,669,031	$ 57,669	$ 1,818,383	$ (1,741,841)	$ (38,100)	$ 96,111

See notes to consolidated financial statements.

CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the Three Months Ended March 31, 2005 & 2004

	Three Months Ended
	March 31
	2005	2004
Cash Flows From Operating Activities:

Net (loss) income	$ (347,963)	$ (49,956)
Adjustments to reconcile net
Income (loss) to net cash
Provided by operating activities
Depreciation	1,244	1,006
Common stock issued for services	288,000	37,500
Net (Decrease)
To current assets &
Current liabilities	(50,888)	(203)

Total adjustments	238,356	38,303

Total cash (used) by operating activities	(109,607)	(11,653)

Cash Flows From Investing Activities:

Short-term loans made to others	(17,000)	-0-
Deposits made on potential acquisitions	(110,000)	-0-
Purchase of equipment	(48,477)	-0-

Total cash (used) by investing activities	(175,477)	-0-

Cash Flows From Financing Activities:

Proceeds from short term loans	328,771	-0-
Purchase of treasury stock	(38,100)	-0-
Payment of lease payable	(9,524)	(423)

Total cash provided/(used) by financing activities	281,147	(423)

Net (decrease)	(3,937)	(12,076)
In Cash
Cash & equivalents,
Beginning of period	5,211	15,007
Cash & equivalents,
End of period	$ 1,274	$ 2,931

Supplemental cash flow information:
Cash paid for interest	$ -0-	$ 313
Cash paid for taxes	$ -0-	$ -0-

Supplemental disclosure of non-cash activities:

In March of 2004, the Company issued 1,500,000 shares of common stock as consideration for certain professional and consulting expenses.  In January of 2005, the Company issued 15,000,000 shares of common stock for the purchase of proprietary source code from TLCO.  In February of 2005, the Company issued 6,000,000 shares of common stock as consideration for certain professional and consulting expenses.

See notes to consolidated financial statements

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(1)

Summary of Significant Accounting Policies

(a)

Nature of Business

Cal-Bay International, Inc. and subsidiaries ("The Company"), was originally organized as Var-Jazz Entertainment, Inc., under the laws of the State of Nevada, on December 8, 1998.  On March 8, 2001, Var-Jazz Entertainment, Inc. acquired 100% of the outstanding common shares of Cal-Bay Controls, Inc., which has been accounted for as a reverse acquisition.  Subsequent to this acquisition, Var-Jazz Entertainment, Inc. changed its name to Cal-Bay International, Inc (CBYI).  The Company does not currently have any international operations but expects to in the future.

Cal-Bay Controls, Inc. (CBC) was originally a sole proprietorship, being operated since 1990 under the name Cal-Bay Controls, in Tustin, California, by its owner Robert Thompson.  CBC, which represented the only operating entity of the Company until the sale of all CBC assets and liabilities on January 6, 2005.  CBC is a manufacturer’s representative and distribution firm, serving California, Nevada and Hawaii in process, environmental, safety and laboratory markets.

CBC supplies analytical products, services and associated equipment through license distribution agreements, and receives compensation for its selling efforts in the form of commissions, typically 10-20% of the net sales price, on all sales of products within the specified sales territory.

On August 17, 2003, the Company formed a Nevada corporation, Cal-Bay Analytical, Inc., (CBA) a wholly owned subsidiary.  As of January 6, 2005, all the assets and liabilities of CBA were sold along with CBC to Robert Thompson and Charles Prebay in exchange for their shares in CBYI and delivery of Atlantis Holdings, Inc., a shell company traded on the pink sheets.  As a result of this transaction and the 15,000,000 common shares issued to Roger Pawson on January 5, 2005, a new ownership group is managing the Company in 2005.

As discussed in more detail in the following notes, the Company’s new director is acquiring several real estate activities and other entities and plans to file to become a real estate investment trust (REIT).

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(1)

Summary of Significant Accounting Policies (continued)

(b)

Capitalization

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

On February 17, 2005, the Company issued 6,000,000 unrestricted common shares for consulting services.

During the three months ended March 31, 2005, as detailed in a Form 8K filing, the Company repurchased from the open market 762,000 shares at a total repurchase cost of $38,100.  Additional shares were repurchased in the second quarter of 2005.  The Company intends to return the shares to certificate form and then have them retired.  The accounting for treasury stock transactions is under the cost method.

(c)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of March 31, 2005 or 2004.

(d) Principles of Consolidation and Basis of Accounting

The accompanying consolidated financial statements as of March 31, 2004 include the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries, CBC and CBA, while the accompanying financial statements as of March 31, 2005 include the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiary, TLCO.  All material inter-company transactions and accounts have been eliminated in consolidation.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

(f)

Related Party Transactions

As of December 31, 2004 the Company leased office space from the previous CEO, Robert Thompson.  Currently, the Company has relocated its headquarters to San Diego, CA and is negotiating a new lease for office space with details forthcoming in the second quarter.  Roger Pawson, the new director and CEO has made loans to the Company amounting to $231,771 as of March 31, 2005.

(g)

 Deposits

This balance consists of principally of two separate and distinct acquisitions.  The first is a deposit of $50,000 for the potential acquisition of Cam Holdings, Inc. and the second is a $60,000 deposit for the potential acquisition of RSGT.  This second deposit has been refunded in the second quarter.  The remaining deposit balances represent a security deposit on the Company’s leased premises.

(h)

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

March 31, 2005

(1)

Summary of Significant Accounting Policies (continued)

(i)

Accounts Payable an Accrued Expenses

The balance consists primarily of unpaid operating expenditures and contractual obligations due currently.

(j)

Income Taxes

The Company has applied the Financial Accounting Standards Board Statement 109, Accounting for Income Taxes (SFAS 109), to all operations since inception, for all periods disclosed in this financial examination.

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

(k)

Transactions in Capital Stock

All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended.  They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act.  The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI.  The trading price at March 31, 2005, was $0.04.  See also Notes 3 and 5.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(1)

Summary of Significant Accounting Policies (continued)

(m) Recently Issued Accounting Pronouncements (continued)

As a nonaccelerated filer, the Company plans to comply with Section 404 of the Sarbanes-Oxley Act and file their first internal control report by July 15, 2005.

(n)

Basis of Presentation

The Company’s financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  However, there is substantial doubt about the Company’s ability to continue as a going concern because of its losses and its current ratio as of March 31, 2005.  The Company’s continued existence is dependent upon its ability to generate more profitable business activities from its customers.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern.  The outcome of this uncertainty cannot be determined at this time.

(2)

Property and Equipment

A summary of property and equipment is as follows as of March 31:

2005

2004

Transportation Equipment

$

62,918

$

-0-

Furniture & Fixtures

3,740

-0-

Office Equipment

8,000

26,503

Subtotal Property and Equipment

74,658

26,503

Less: Accumulated Depreciation

(1,244)

(12,255)

Net Property and Equipment

$

73,414

$

14,248

(3)

Acquisition/Sale of Cal-Bay Controls, Inc.

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

As previously discussed in Note 1a, CBC is no longer an operating subsidiary of CBYI and therefore no segmental reported is provided for 2005.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(3)

Acquisition/Sale of Cal-Bay Controls, Inc. (continued)

The following is a summary of the financial position of the Cal-Bay International, Inc. (CBYI), CBA and CBC, without the consolidating and eliminating adjustments at:

March 31, 2004

CBYI & CBA

CBC

Combined

Current assets

$

-0-

$

2,931

$

2,931

Property and equipment, net

-0-

14,248

14,248

Other assets

-0-

2,770

2,770

$

-0-

$

19,949

$

19,949

Current liabilities

$

-0-

$

66,285

$

66,285

Long term liability

-0-

8,594

8,594

Stockholders' equity

-0-

(54,930)

(54,930)

$

-0-

$

19,949

$

19,949

(4)

Significant Customers/Suppliers

A majority of CBC’s commission income is derived from five unrelated manufacturing companies that it represents.  The commission income from these five significant customers was $-0- and $18,750, respectively, for the three months ended March 31, 2005 and 2004.

(5)

Certain Beneficial Owners and Management

The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:

March 31, 2005

Shareholder/Position/Title

Shares Held

Ownership

Roger Pawson – President & CEO

27,176,653

47.1

%

Linwood C. Meehan III

2,000,000

3.5

Stephanie Burruss

5,000,000

8.6

George Hill

4,000,000

6.9

Dante Panella

1,010,000

1.8

Cede & Co. - Investors

17,503,794

30.4

All Other Investors

978,584

1.7

Total shares issued & outstanding

57,669,031

100.0

%

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(5)

Certain Beneficial Owners and Management (continued)

The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million shares of the Company's shares as of:

March 31, 2004

Shareholder/Position/Title

Shares Held

Ownership

Robert Thompson – Former President & CEO

10,826,653

33.1

%

Charles Prebay – Former Vice President & CFO

1,750,000

5.4

Linwood C. Meehan III

2,750,000

8.4

Dante Panella

1,050,000

3.2

Cede & Co. - Investor

14,345,660

43.9

All Other Investors

1,946,718

6.0

Total shares issued & outstanding

32,669,031

100.0

%

(6)

Income Taxes

As of March 31, 2005, the Company had provided taxes on consolidated income for Federal and State income taxes at $800.  Additionally, as of March 31, 2005, deferred taxes consisted of a net tax assets (benefits) of $154,148, due to net operating loss of the Company totaling $347,963 which were fully offset by equal valuation allowances since there is no assurance of recovery.  The net operating loss carryforwards will expire beginning in 2020.

 (7)

Off Balance Sheet Risk

The Company could be affected by the inability to establish a market for their shares of stock.  Additionally, since the date of incorporation, the short-term sales revenue for the Company has come primarily from five principal accounts.  The Company is currently not generating any revenues and will eventually need to establish operating revenues and profitability to maintain its goal of acquiring additional real estate entities.  Lastly, with continued interests in real estate the Company will be subject to the fluctuations in the real estate market and regional economic conditions.

(8)

Loans Payable

In the first quarter of 2005 the Company received loans from Roger Pawson totaling $231,771.  The loan is interest free and scheduled to be repaid within six months from the date the monies were received.

Additionally, the Company received short term loans from an unrelated party totaling $97,000 payable within one year.

CAL-BAY INTERNATIONAL, INC.

And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(9)

Leases

CBC leased certain office equipment that was accounted for as a capital lease and capitalized using interest rates appropriate at the inception of the lease.  These obligations were transferred along with the rest of CBC’s assets and liabilities to Atlantis Holdings, Inc.

There are no future minimum commitments under capital lease arrangements at March 31, 2005.

(10)

Commitments and Contingencies

CBYI is negotiating a new office lease in San Diego and will have the details in the second quarter of 2005.  The lease is expected to be for a one year term at approximately $1,500 per month.

The Company was not involved in any litigation as of the date of this examination.

(11)

Subsequent Events

The Company is currently in negotiations for the acquisition of Cam Holdings, Inc., a private real estate holding company, which it expects to complete in the second quarter of 2005.

Likewise, the Company is negotiating the acquisition of Aspen Cove Resort Property and a Las Vegas residential property.  These potential acquisitions may also be completed in the second quarter of 2005.

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

Cal-Bay Controls, Inc. originally formed in 1976 as a sole proprietorship that was acquired by Robert J. Thompson in 1990.  On February 22, 2001, Cal-Bay Controls incorporated in the State of Nevada and was subsequently acquired by Var-Jazz on March 8, 2001.  Cal-Bay Analytical, Inc. was incorporated on August 7, 2003 in the State of Nevada and was operated as a wholly owned subsidiary.

On March 7, 2002, Cal-Bay International’s Form 10-SB registration statement went effective and in June of 2002, Cal-Bay International, Inc. moved from the Pink Sheets to the Over the Counter Bulletin Board where the Company currently trades under the symbol CBYI.

On January 5, 2005, Cal-Bay International, Inc. completed the acquisition of TLCO  Software, Inc. TLCO  Software  is  a Nevada corporation that designs proprietary software programs for commercial use in the internet web-hosting industry. One-hundred percent  (100%)  of  the  outstanding shares of TLCO Softwares common  stock  were  acquired  from  the  former owner, Mr. Roger Pawson  of San Diego,  California  for  consideration  of Fifteen  million (15,000,000) shares of  Cal-Bay International  (CBYI)  common stock.  TLCO Software, Inc. now operates  as a wholly-owned subsidiary of Cal-Bay International, Inc.

On January 6, 2005, Cal-Bay International, Inc. also completed the sale of its subsidiary companies, Cal-Bay Controls, Inc., Cal-Bay Analytical, Inc., and WetChem, Inc. to Atlantis Holding Corp. Both Cal-Bay Controls and Cal-Bay Analytical are Nevada corporations that operate as sales representative and distribution companies in the Western US for environmental, process-control, safety and laboratory instrumentation and related products and services.

WetChem, Inc. is incorporated  in  Florida,  but currently  has no business activities. One-hundred percent  (100%)  of  the outstanding shares of the common stock of Cal-Bay Controls, Cal-Bay Analytical and  WetChem, Inc. were purchased from Cal-Bay International, Inc. by Atlantis Holding Corporation for consideration of One million (1,000,000)shares of Atlantis Holding Corp. preferred B class stock.  Cal-Bay Controls, Cal-Bay Analytical and WetChem will operate in the future as wholly-owned subsidiaries of  Atlantis Holding Corp. Atlantis Holding Corp  is a Pink Sheet company,  incorporated in the State of Nevada.

On January 7, 2005, Cal-Bay International, Inc. announced the resignations of Robert J. Thompson and Charles A. Prebay from its board of directors and as officers of the company and announced the appointment of Roger Pawson to its Board of Directors,  where he will  serve as Chairman of the Board.  Mr. Pawson was also appointed to the positions of President and CEO, Secretary and Treasurer of Cal-Bay International, Inc.

On January 7, 2005, Cal-Bay International, Inc.  changed its mailing address to the following: P.O.Box 502548, San Diego, CA  92150-2548.  The telephone number was also changed to: (858) 243-2615.

Subsequent to the date of this report, Cal Bay is negotiating for the acquisition of Cam Holdings, Inc., a private real estate holding company, which it expects to complete in the second quarter of 2005. Likewise, Cal Bay is negotiating the acquisition of Aspen Cove Resort Property and a Las Vegas residential property.  These potential acquisitions may also be completed in the second quarter of 2005.

Three Month period Ended March 31, 2005 and 2004

Cal Bay did not generate any revenues for the three months ended March 31, 2005 compared to $19,903 in revenues for the same period in 2004.  Operating expenses for the three months ended March 31, 2005 were $347,963 compared to $69,296 for the same period in 2004.  Total net loss for the three months ended March 31, 2005 were $347,963 compared to $49,956.  The significant increase in net loss was due to the Company divesting itself of Cal Bay Analytical, Inc. and acquiring TLCO Software, Inc.  Operating expenses for the first three months of 2005 included purchase of a company vehicle, new office lease, increased administrative costs associated with property purchases, developing a company web site and legal and accounting costs.

Liquidity and Capital Resources

As of March 31, 2005, the Company had total assets of $430,438 consisting of $1,274 cash and $17,000 short term loan receivable as total current assets and $73,414 in property and equipment net of accumulated depreciation, $225,000 in proprietary technology and $113,750 in deposits.

Total liabilities at March 31, 2005 were $334,327 consisting of $4,756 in accounts payable and accrued expenses, $800 in income taxes payable, $231,771 in loans from Roger Pawson, our president and $97,000 in loans payable from a shareholder.  Both loans are interest free and payable on demand.

In order to continue its business operations and acquire suitable investment properties, the Company will require additional capital.  The Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.   However, as of the date of this report, the Company does not have any formal arrangements in place for any financing.

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

In January 2005, we issued 15,000,000 shares of restricted common stock for the acquisition of TLCO Software, a Nevada corporation.  The shares were issued to Mr. Roger E. Pawson who then became the sole officer and director of the Company.  The shares were sold to an accredited investor in a private transaction in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Cal-Bay did not pay any commissions, use any underwriters or make any public solicitations in effecting the sale.

In February 2005, we filed a registration statement on Form S-8 reporting the issuance of 6,000,000 valued at $300,000.  The shares were issued to one individual for consulting services unrelated to fund raising activities.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit #

Title

Location

Exhibit 31

Certification of Chief Executive Officer and Chief Financial

Attached

Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32

Certification of Chief Executive Officer and Chief Financial

Attached

Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

*The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K:

Date

Description

January 14, 2005

Item 2.01  Completion of Acquisition or Disposition of Assets

Item 5.02  Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Item 8.01  Other Events

Item 9.01  Exhibits and Financial Statements

April 1, 2005

Item 8.01  Other Events

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAL-BAY INTERNATIONAL, INC.

Date: May 23, 2005

By: /s/ Roger Pawson

Roger Pawson,

Chief Executive Officer and

Chief Financial Officer