Form 10QSB/A
period 2005-03-31
CAL-BAY INTERNATIONAL INC
filed 2005-05-24
CIK 1142526

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB/A

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

858-350-4292

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

On January 7, 2005, Cal-Bay International, Inc.  changed its mailing address to the following: P.O. Box 502548, San Diego, CA  92150-2548.  The telephone number was also changed to: (858) 350-4292.

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