Form 10QSB
period 2005-06-30
CAL-BAY INTERNATIONAL INC
filed 2005-08-22
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2005

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                         Commission file number: 0-32893

                           CAL BAY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                      26-0021800
(State  or other jurisdiction of             (IRS Employer Identification  No.)
incorporation  or  organization)

                   P.O. Box 502548, San Diego, CA 92150-2548
                    (Address of principal executive offices)

                                 (858) 243-2615
                           (Issuer's telephone number)

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2005 was: 62,946,173 shares of $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION                              PAGE NO.
                                                                --------
   Item 1.   Financial Statements                                    3-6

             Consolidated Balance Sheets as of
             June 30, 2005 and 2004                                    3

             Comparative Consolidated Statements of Operations
             for the Three Months Ended June 30, 2005 and 2004 and
             for the Six Months Ended June 30, 2005 and 2004           4

             Consolidated Statement of Changes in
             Stockholders' Equity for the Period Ended
             June 30, 2005                                             5

             Comparative Consolidated Statements of Cash Flows
             for the Three Months Ended June 30, 2005 and 2004         6

             Notes to the Consolidated Financial
             Statements                                             7-16

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   17-19

  Item 3.    Controls and Procedures                                  19


PART II.     OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                19

  Item 6.    Exhibits and Reports on Form 8-K                         20
             (a) Exhibits
             (b) Reports on Form 8-K

  Signatures                                                          20

ITEM  1.  FINANCIAL  STATEMENTS



                          CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                                    June 30,

                                     ASSETS


                                                               2005          2004
                                                           ------------  ------------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $    41,075   $     5,305
  Short Term Loan Receivable. . . . . . . . . . . . . . .       50,000           -0-
  Escrowed Funds for Real Estate Purchase
    Noth Hollywood Property. . . . . . . . . . . . . . . .     120,000           -0-
    Las Vegas Distribution Center. . . . . . . . . . . . .     173,000           -0-
                                                           ------------  ------------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .      334,075         5,305

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $2,244 and $13,261 respectively (Notes 1h & 2). . . . .       72,414        12,920

Other Assets:

  Proprietary Technology (Note 1b)                             225,000           -0-

  Real Estate (Note 3)
    Aspen Cove Resort . . . . . . . . . . . . . . . . . .    2,600,000           -0-
    Valley Lane Property  . . . . . . . . . . . . . . . .      250,000           -0-
                                                            ------------  ------------

  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .        2,770        24,270
                                                           ------------  ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $ 3,531,489   $    20,995
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $     4,756   $    66,185
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .          800         1,600
  Loans from Shareholder (Notes 1f & 7) . . . . . . . . .      360,771         8,725
  Loans Payable (Note 7)  . . . . . . . . . . . . . . . .       86,500           -0-
  Aspen Cove 1st Trust Deed   . . . . . . . . . . . . . .      800,000           -0-
  Valley Lane 1st Trust Deed  . . . . . . . . . . . . . .      150,000           -0-

  Current Portion of Capital Lease Obligation (Note 8). .          -0-         2,745
                                                           ------------  ------------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .    1,402,827        79,255

Capital Lease Obligation, net of Current Portion (Note 8)          -0-         8,117
                                                           ------------  ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .    1,402,027        87,372
                                                           ------------  ------------

Commitments and Contingencies (Note 9) . . . . . . . . .        - - -         - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; shares issued and outstanding
    62,946,173 and 32,669,031 (Notes 1b, 1k, 3 & 5) . . .       62,946        32,669
  Additional Paid in Capital - (Discount on Stock). . . .    2,196,673       995,942
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (2,001,802)   (1,022,723)
  Less Treasury Stock at Cost . . . . . . . . . . . . . .     (127,000)
                                                           ------------  ------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .      130,817       (1,796)
                                                           ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $ 2,129,462   $    45,055
                                                           ============  ============

See  notes  to  consolidated  financial  statements.



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the Three Months Ended June 30, 2005 & 2004 and
                  For the Six Months Ended June 30, 2005 & 2004


                            Three  Months  Ended          Six  Months  Ended
                                 June  30                     June  30
                        --------------------------  --------------------------
                            2005          2004          2005          2004
                        ------------  ------------  ------------  ------------
Revenues

  Sales. . . . . . . .  $       -0-   $       805   $       -0-   $     1,557
  Commission Income. .          -0-        19,056           -0-        38,207
                        ------------  ------------  ------------  ------------

Total Revenues . . . .          -0-        19,861           -0-        39,764

Cost of Sales

  Purchases  . . . . .          -0-           599           -0-         1,162
  Real Estate Purchase      384,327           -0-       384,327           -0-
  Commission Expense .        6,900           -0-         6,900           -0-
                        ------------  ------------  ------------  ------------

Total Cost of Sales. .      391,227           599       391,227         1,162
                        ------------  ------------  ------------  ------------


Gross profit . . . . .     (391,227)       19,262      (391,227)       38,602


Operating expenses . .      216,697        30,709       564,660       100,005
                        ------------  ------------  ------------  ------------

Net (loss) . . . . . .  $  (607,924)  $   (18,251)  $  (955,887)  $   (61,403)
                        ============  ============  ============  ============


Net (loss)
  Per share:
    Basic & Diluted. .        (0.01)        (0.00)        (0.01)        (0.01)

Weighted average
  Shares outstanding:
    Basic & Diluted. .   62,946,173    32,669,031    62,946,173    32,436,987


See  notes  to  consolidated  financial  statements.



                                               CAL-BAY  INTERNATIONAL,  INC.
                                                        AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (unaudited)
                                             For the Period Ended June 30, 2005


                                                                  Additional
                                                                  Paid-in
                                            Common  Stock         Capital                                  Total
                                        Number of   ($0.001 Par)  (Discount      Retained      Treasury  Stockholders
                                           Shares    $Amount       on Stock)       Deficit       Stock      Equity
                                        ----------  -----------  ------------  -------------  ---------- ------------

Balance at December 31, 2003 . . . . .  31,169,031   $ 31,169     $ 1,234,383   $(1,308,026)      ---    $  (42,474)

Issuance of Common Stock for Services    5,500,000      5,500          92,000           ---         ---      97,500

  Net (Loss) December 31, 2004               ---        ---           ---           (85,852)        ---     (85,852)
                                        ----------  ------------  ----------    ------------  ----------   ----------
Balance at December 31, 2004. . . . .   36,669,031     36,669       1,326,383    (1,393,878)                (30,826)

Issuance of Common Stock for
  TLCO Software, Inc,                   15,000,000     15,000         210,000           ---         ---     225,000

Issuance of Common Stock for
  Services.(February 17, 2005). . . .    6,000,000      6,000         282,000           ---         ---     288,000

Purchase of Treasury Stock
  (762,000 shares)  . . . . . . . . .      ---          ---               ---           ---      (38,100)   (38,100)

Purchase of Treasury Stock
  (15,000,000 shares) . . . . . . . .      ---          ---               ---           ---      (88,900)   (88,900)

Private Placement (June 25, 2005) . .    5,277,142      5,277         378,290           ---         ---     383,567

Net Loss at June 30, 2005.  . . . . .       ---         ---               ---      (607,924)        ---    (607,924)


Balance at June 30, 2005. . . . . . .   62,946,173    $62,946      $2,196,673   $(2,001,802)  $ (127,000) $ 130,817
                                        ==========  ============   ==========  =============  =========== ==========


See  notes  to  consolidated  financial  statements.



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
              For the Three Months Ended June 30, 2005 & 2004 and
                  For the Six Months Ended June 30, 2005 & 2004

                                            Three  Months  Ended
                                                 June  30
                                             --------------------
                                             2005        2004
                                           ---------   ---------
CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . .       $(607,924)  $(11,447)
                                            ---------  ---------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .           2,244      1,006
Common stock issued for services . .              -0-        -0-
Increase (decrease)
  To current assets &
  Current liabilities. . . . . . . .         199,924     12,815
                                           ---------  ---------

Total adjustments. . . . . . . . . .         197,680     13,821
                                           ---------  ---------
Net cash provided (used) by
  Operating activities . . . . . . .         410,244      2,374
                                           ---------  ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES:

Short Term Loans Made to Others               50,000         -0-
Purchase of Real Estate                      391,227         -0-
Purchase of fixed asset. . . . . . .              -0-        -0-
                                           ---------  ---------
Net cash used by
  Investing activities . . . . . . .         441,227         -0-
                                           ---------  ---------
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Proceeds from Short Term Loans               129,000         -0-
Proceeds from Private Placement
  5,277,142 shares of
  144 common stock                           378,290         -0-
Purchase of Treasury Stock                   (88,930)        -0-
                                            ---------  ---------

Total Cash Provided (used) by                418,360         -0-
   financing activities                     ---------  ---------


Net increase (decrease). . . . . . .          39,801      2,374
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .           1,274      2,931
                                            ---------  ---------
Cash & equivalents,
  End of period. . . . . . . . . . .        $ 41,075   $  5,305
                                            =========  =========



See  notes  to  consolidated  financial  statements.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2005

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

          As discussed in more detail in the following notes, the Companys   new
          director is acquiring several real estate activities and other entities and plans to file to become a real estate investment trust
          (REIT).

          In the three months ended June 30, 2005 the Company acquired the following two real estate properties and has in escrow two additional properties described below:

          In the second quarter the company acquired Aspen Cove, Utah. Comprised of a 45 acre lakefront package of development land and an operational 14 room lakefront lodge. The Company plans to build 15 luxury 3000+ square feet vacation homes on the mountaintop lakefront, each on a one acre lot. The property was acquired for $2.6 Million. There is an $800,000 first trust deed against the property. Estimated apprised value by the Companys management is $4 Million.

          Also in the second quarter the Company entered into escrow to purchase the Las Vegas Distribution Center,a 30,000+ square feet facility, with 4 commercial loading docks, and within minutes of the International Airport. The purchase price is $3.1 Million. The Company has currently $173,000 in escrow for the purchase.

          A single family 2500 square feet residence on Valley lane in las Vegas
          was acquired for $250,000.     The property has a $150,000 first trust
          deed and is currently rented.

          The North Hollywood redevelopment property is also in escrow and is comprised of 5 residential dwellings currently rented. The company plans to clear the land and build 35 luxury condominiums.This property is located in a prime redevelopment area growing rapidly with the addition of new strip centers and a movie theater. The property was is
          being purchased for $2.6 Million.       There is currently $120,000 in
          escrow.


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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2005

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

          On January 9, 2004, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 1,275,000 common shares in payment for professional and consulting services.

          On May 7, July 9 and September 11, 2004, the Company issued 3,684,031 restricted common shares in payment for consulting services. Also on September 9, 2004, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 2,450,000 common shares in payment for professional and consulting services. In March of 2004, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission and issued 1,500,000 unrestricted common shares in payment for consulting services.

          In March and November of 2004, the Company filed Form S-8 Registration Statements with the Securities and Exchange Commission and issued 5,500,000 unrestricted common shares in payment for consulting services.

          On January 5, 2005, the Company issued 15,000,000 restricted common shares to Roger Pawson to acquire TLCO Software, Inc. (TLCO). TLCO has no recent history of operations and only asset is proprietary technology consisting of source code forcertain software applications. The condensed unaudited pro forma disclosure is not provided herein, as the resulting pro forma financial statements after the transactions above result in no activities over the last two fiscal years.

          On January 6, 2005, the former CEO, Robert Thompson, and former Vice President, Charles Prebay, resigned as officers and directors of the Company exchanging all their remaining shares with Mr. Roger Pawson, the new CEO and director. As part of the transaction, the Companys subsidiaries CBC and CBA have been spun off into Atlantis Holding Corporation, a pink sheet company now owned by Robert Thompson and Chuck Prebay.

          On February 17, 2005, the Company issued 6,000,000 unrestricted common shares for consulting services.

          On June 25 the Company issued 5,277,142 restricted shares as a result of completing its Private Placement for $378,290.

          During the three months ended June 30, 2005, as detailed in a Form 8K filing, the Company repurchased from the open market ? shares at a total repurchase cost of $88,930. An additional 720,000 shares were repurchased in the first quarter of 2005.The Company intends to return the shares to certificate form and then have them retired. The accounting for treasury stock transactions is under the cost method.

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2005.

     (d)  Principles  of  Consolidation  and  Basis  of  Accounting

          The accompanying consolidated financial statements included the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries, CBC and CBA. All material inter-company transactions and accounts have been eliminated in consolidation.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2005

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

     (f)  Related  Party  Receivables  /  Payables

          Roger Pawson the new director and CEO of the Company has made loans to the Company in the amount of $129,000 in the three months ending June 30, 2005. To date he has loaned the Company $360,771.

     (g)  Deposits

          This balance consisted of a security deposit on the Company's leased premises.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2005

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at June 30, 2005, was $0.04. See also Notes 3 and 5.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2005

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2005

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

          In April 2004, the ("FASB") issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities". This statement amends FASB Statement No. 133 to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2004. The changes due to this statement will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company does not expect adoption of SFAS No. 149 to have a material impact, if any, on its financial position or results of operations.


          In May 2004, the ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The changes in this statement will result in a more complete depiction of an entity's liabilities and equity. The changes will also enhance the relevance of accounting information by providing more information about the entity's obligations to transfer assets or issue shares. The Company does not expect adoption of SFAS No. 150 to have a material impact, if any, on its financial position or results of operations.

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

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2005

(2)  Office  Furniture  and  Equipment

          A  summary  of  property  and  equipment is as follows as of June 30,:


                                  2005       2004
                                ---------  --------

Transportation Equipment        $ 62,918   $   -0-
Office Furniture &
  Computer Equipment . . . . .  $ 11,740   $26,503

Subtotal . . . . . . . . . . .    74,658    26,503
Less: Accumulated Depreciation    (2,244)  (12,255)
                                ---------  --------
  Net Furniture and Equipment.  $ 72,414   $14,248
                                =========  ========



(3)  Acquisition  of  Real Estate

          In the second quarter the company acquired Aspen Cove, Utah. Comprised of a 45 acre lakefront package of development land and an operational 14 room lakefront lodge. The Company plans to build 15 luxury 3000+ square feet vacation homes on the mountaintop lakefront, each on a one acre lot. The property was acquired for $2.6 Million. There is an $800,000 first trust deed against the property. Estimated apprised value by the Companys management is $4 Million.

          Also in the second quarter the Company entered into escrow to purchase the Las Vegas Distribution Center,a 30,000+ square feet facility, with 4 commercial loading docks, and within minutes of the International Airport. The purchase price is $3.1 Million. The Company has currently $173,000 in escrow for the purchase.

          A single family 2500 square feet residence on Valley lane in las Vegas
          was acquired for $250,000.     The property has a $150,000 first trust
          deed and is currently rented.

          The North Hollywood redevelopment property is also in escrow and is comprised of 5 residential dwellings currently rented. The company plans to clear the land and build 35 luxury condominiums.This property is located in a prime redevelopment area growing rapidly with the addition of new strip centers and a movie theater. The property is
          being purchased for $2.6 Million.       There is currently $120,000 in
          escrow.

          Real Estate total Acquisition Price . . . .  $8,550,000
               (Includes properties in escrow at the end of June 30, 2005)

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2005


(4)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million of the Companys shares.


                                                  June 30, 2005
                                         -------------------------------
Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------
  Roger Pawson   President & CEO             27,176,653           43%
  Robert Thompson -
   Former  President & CEO                   10,826,653           17
  Charles Prebay-
    FormerVice President & CFO                1,750,000            3
  Linwood C. Meehan III                       2,750,000            4
  Dante Panella                               1,050,000            2
  George Hill                                 4,000,000            6
  Stephanie Burruss                           5,000,000            8
                                           -----------------  -----------
Total held by Officers & Directors
  and held by shareholders with over
  1 Million shares                           52,553,306           83%
                                         -----------------  -------------
Total shares issued & outstanding            62,946,173          100.0%
                                         =================  =============

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2005

(5)  Income  Taxes

     As of June 30, 2005, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $800.

(6)  Off  Balance  Sheet  Risk

     The Company could be affected by the inability to establish a market for their shares of stock.

(7)  Loans Payable and Receivable

     In the three months ended June 30, 2005 the Company received loans from its CEO, Roger Pawson, totalling $129,000. The cumulative loans to the Company from the CEO are $360,771.

     Additionally, in the first quarter the Company received a short term loan in the amount of 97,000 of which $10,500 has been paid leaving a balance of $86,500.

     In the three months ended June 30, 2005 a loan in the amount of $50,000 was made to an unrelated party.

CAL-BAY  INTERNATIONAL,  INC.
AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
June  30,  2004

(8)  Leases

     The Company leased certain office equipment that was terminated upon the spinoff.

(9) Commitments  and  Contingencies

     The Company leases an office facility in Carlsbad, California at the   rate
     of $1,500 a month.

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

On January 5, 2005, Cal-Bay International,Inc. completed the acquisition of TLCO Software, Inc. TLCO Software is a Nevada corporation that designs proprietary software programs for commercial use in the internet web-hosting industry.
One-hundred percent (100%) of the outstanding shares of TLCO Softwares common stock were acquired from the former owner, Mr. Roger Pawson of San Diego, California for consideration of Fifteen million (15,000,000) shares of Cal-Bay International (CBYI) common stock. TLCO Software, Inc. now operates  as a wholly-owned subsidiary of Cal-Bay International, Inc.

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


OUR  BUSINESS

Cal-Bay International has acquired two real estate properties and is in escrow for the acquisition of two other properties. The Company will continue to expand its current properties where feasible and will continue to acquire additional properties as well, although there are no other properties targeted for acquisition at this time.

The Company is dependent upon raising additional funds both for expansion plans and for its operations.

In  addition  the  Company is  negotiating   for  distribution  of its  software
products through its subsidiary company TLCO. The Company is also looking to the feasibility of selling TLCO.

THREE  MONTH  PERIODS  ENDED  JUNE  30,  2005  AND  2004

Cal Bay did not generate any revenues for the three months ended June 30, 2005 compared to $19,861 in revenues for the same period in 2004. Operating expenses for the three months ended June 30, 2005 were $607,924 compared to $30,709 for the same period in 2004. Total net loss for the three months ended June 30, 2005 were $607,924 compared to $11,447. The significant increase in net loss was due to the Company acquiring real estate, acquiring TLCO Software, Inc. and buying back stock which will be retired from the market as treasury stock.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2005, Cal-Bay had total assets of $3,531,489. Those assets are comprised primarily of the real estate the company acquired, namely $2,850,000; and $290,000 in escrow for additional properties. There is also a loan receivable in the amount of $50,000 and cash in hand of $41,075.

Current liabilities totaled $1,402,827 and include $950,000 in Trust deeds and $447,271 in loans.

The company believes that in order to maintain its current real estate holdings and to close escrow on the two properties currently in escrow, the Company must raise additional capital. The Company has no current plan in place to raise additional capital. The Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

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

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On January 9, 2004 we issued 1,275,000 common shares to four individuals for professional and consulting services. The services were not connected to any fund raising activities. At the time of issuance, the common stock was valued at $216,750. The shares were registered on Form S-8 as filed with the Securities and Exchange Commission.

On September 2, 2004 we filed a registration statement on Form S-8 dated August 29, 2004 reporting the issuance of 2,450,000 shares valued at $73,500. The shares were issued to two individuals for ongoing consulting and legal services unrelated to fund raising activities.

In July and September of 2004, we issued a total of 3,008,356 restricted common shares of Cal-Bay to three unrelated individuals for ongoing consulting services. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. The investors had access to all material information pertaining to Cal-Bay and its financial condition. The investors also completed and signed investment agreements attesting to their sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid on the transactions.

On July 29, 2004, we sold 50,000 shares Cal-Bay common stock to an accredited investor for $1,500. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. The investor had access to all material information pertaining to Cal-Bay and its financial condition. The investor completed and signed a statement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid on the transaction.

On February 12, 2004 we filed a registration statement on Form S-8 reporting the issuance of 1,500,000 shares valued at $37,500. The shares were issued to two individuals for ongoing consulting and investor relations services unrelated to fund raising activities.

In January 2005, we issued 15,000,000 shares of restricted common stock for the acquisition of TLCO Software, a Nevada corporation. The shares were issued to Mr. Roger E. Pawson who then became the sole officerand director of the Company. The shares were sold to an accredited investor in a private transaction in reliance on the exemption provided by Section 4(2)of the Securities Act of 1933. Cal-Bay did not pay any commissions, use any underwriters or make any public solicitations in effecting the sale.

In February 2005, we filed a registration  statement on Form S-8  reporting  the
issuance  of  6,000,000  valued  at  $300,000.   The  shares were issued  to one
individual for consulting services unrelated to fund raising activities.

In June of 2005 we raised $378,290 through the sale of 5,277,142 shares of restricted stock.
The shares were sold to an accredited investor in a private transaction in reliance on the exemption provided by Section 4(2)of the Securities Act of 1933. Cal-Bay did not pay any commissions, use any underwriters or make any public solicitations in effecting the sale.

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

                              CAL-BAY  INTERNATIONAL,  INC.


Date:  August  19,  2005      By:  /s/Roger Pawson
                              ----------------------------
                              Roger Pawson
                              Chief  Executive  Officer



Date:  August  19,  2005      By:  /s/Roger Pawson
                              ---------------------------
                              Roger Pawson
                              Chief  Financial  Officer