Form 10QSB
period 2005-09-30
CAL-BAY INTERNATIONAL INC
filed 2005-11-18
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB
(Mark  One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF  1934
             For  the  quarterly  period  ended  September  30,  2005

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

              2111 Palomar Airport Road, Suite 100, Carlsbad, CA 92009
                    (Address of principal executive offices)

                                 (760) 930-0100
                           (Issuer's telephone number)

                    P. O. Box 502548, San Diego, CA 92150-2548
    (Former name, former address and former fiscal year, if changed since last report)

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2005 was: 51,946,173 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION                              PAGE NO.
                                                                --------
   Item 1.   Financial Statements                                         3-6

             Consolidated Balance Sheets as of
             September 30, 2005 and 2004                                    3

             Comparative Consolidated Statements of Operations
             for the Three Months Ended September 30, 2005 and 2004 and
             for the Nine Months Ended September 30, 2005 and 2004          4

             Consolidated Statement of Changes in
             Stockholders' Equity for the Period Ended
             September 30, 2005                                             5

             Comparative Consolidated Statements of Cash Flows
             for the Three Months Ended September 30, 2005 and 2004         6

             Notes to the Consolidated Financial
             Statements                                                  7-16

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        17-19

  Item 3.    Controls and Procedures                                       19


PART II.     OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                     19

  Item 6.    Exhibits and Reports on Form 8-K                              20
             (a) Exhibits
             (b) Reports on Form 8-K

  Signatures                                                               20

ITEM  1.  FINANCIAL  STATEMENTS



                          CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                              September 30, 2005

                                     ASSETS


                                                                 2005          2004
                                                           ------------  ------------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $   201,471   $    36,361
  Short Term  Receivable (Note 7)   . . . . . . . . . . .       50,000           -0-
  Escrowed Funds for Real Estate Purchase
    North Hollywood Property(Note 3)  . . . . . . . . . .      120,000           -0-
    Las Vegas Distribution Center(Note 3) . . . . . . . .      173,000           -0-
                                                           ------------  ------------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .      544,471        36,361

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $2,244 and $13,261 respectively (Notes 1h & 2). . . . .       70,614        11,914

Other Assets:

  Proprietary Technology (Note 1b)                             225,000           -0-

  Real Estate (Note 3)
    Aspen Cove Resort . . . . . . . . . . . . . . . . . .    2,600,000           -0-
    Valley Lane Property  . . . . . . . . . . . . . . . .      250,000           -0-
    West Palm Beach Land Parcel . . . . . . . . . . . . .    7,800,000           -0-
                                                            ------------  ------------

  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .   10,875,000         2,770
                                                           ------------  ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $11,490,085   $    51,045
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $     4,756   $    56,119
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .          800         1,600
  Loans from Shareholder (Notes 1f & 7) . . . . . . . . .      253,271        10,207
  Loans Payable (Note 7)  . . . . . . . . . . . . . . . .       86,500           -0-
  Aspen Cove 1st Trust Deed (Note 3). . . . . . . . . . .      800,000           -0-
  Valley Lane 1st Trust Deed  (Note 3). . . . . . . . . .      150,000           -0-
  West Palm Beach Land Parcel 1st Trust Deed (Note 3) . .      600,000           -0-

  Current Portion of Capital Lease Obligation (Note 8). .          -0-        2,838
                                                           ------------  ------------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .   1,895,327        69,164

Capital Lease Obligation, net of Current Portion (Note 8)          -0-        7,139
                                                           ------------  ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .   1,895,327        76,303
                                                           ------------  ------------

Commitments and Contingencies (Note 9) . . . . . . . . .        - - -         - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; shares issued and outstanding
    51,946,173 and 32,669,031 (Notes 1b, 1k, 3 & 5) . . .       51,946        32,669
  Additional Paid in Capital - (Discount on Stock). . . .   12,937,407     1,204,650
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (3,263,595)   (1,328,310)
  Less Treasury Stock at Cost . . . . . . . . . . . . . .     (127,000)
                                                           ------------  ------------


    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .    9,598,758      (25,258)
                                                           ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $11,490,085   $   51,045
                                                           ============  ============

See  notes  to  consolidated  financial  statements.



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the Three Months Ended September 30, 2005 & 2004 and
                For the Nine Months Ended September 30, 2005 & 2004


                            Three  Months  Ended          Nine  Months  Ended
                                 September  30               September  30
                        --------------------------  --------------------------
                            2005          2004          2005          2004
                        ------------  ------------  ------------  ------------
Revenues

  Rental Income (Note 3)$      1,100   $       805   $    1,100   $       -0-
  Operational Income .        28,406           737       28,406         2,294
  Commission Income  .           -0-       110,395          -0-       148,602
                        ------------  ------------  ------------  ------------

Total Revenues . . . .        31,706       111,132       31,706       150,896

Cost of Sales

  Purchases  . . . . .          -0-           550           -0-         1,712
  Real Estate Purchase      900,000           -0-     1,284,327           -0-
  Commission Expense .          -0-           -0-         6,900           -0-
                        ------------  ------------  ------------  ------------

Total Cost of Sales. .      900,000           550     1,291,227         1,712
                        ------------  ------------  ------------  ------------


Gross profit . . . . .     (868,294)      110,582    (1,259,521)      149,184


Operating expenses . .       45,536        69,463       610,196       169,468

                        ------------  ------------  ------------  ------------

Net (loss) . . . . . .  $  (913,830)  $    41,119  $ (1,869,717)  $   (20,284)
                        ============  ============  ============  ============


Net (loss)
  Per share:
    Basic & Diluted. .        (0.01)        (0.00)        (0.01)        (0.01)

Weighted average
  Shares outstanding:
    Basic & Diluted. .   51,946,173    32,669,031    51,946,173    31,919,031


See  notes  to  consolidated  financial  statements.



                                               CAL-BAY  INTERNATIONAL,  INC.
                                                        AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (unaudited)
                                             For the Period Ended September 30, 2005


                                                                  Additional
                                                                   Paid-in
                                            Common    Stock        Capital                                  Total
                                        Number of   ($0.001 Par)  (Discount       Retained     Treasury  Stockholders
                                           Shares    $Amount       on Stock)       Deficit       Stock      Equity
                                        ----------  -----------  ------------  -------------  ---------- ------------

Balance at December 31, 2003 . . . . .  31,169,031   $ 31,169     $ 1,234,383   $(1,308,026)      ---    $  (42,474)

Issuance of Common Stock for Services    5,500,000      5,500          92,000           ---         ---      97,500

  Net (Loss) December 31, 2004               ---        ---           ---           (85,852)        ---     (85,852)
                                        ----------  ------------  ----------    ------------  ----------   ----------
Balance at December 31, 2004. . . . .   36,669,031     36,669       1,326,383    (1,393,878)                (30,826)

Issuance of Common Stock for Services    4,000,000      4,000          60,000           ---         ---      64,000

Issuance of Common Stock for
  Services.(February 17, 2005). . . .    6,000,000      6,000         282,000           ---         ---     288,000

Purchase of Treasury Stock
  (762,000 shares)  . . . . . . . . .      ---          ---               ---           ---      (38,100)   (38,100)

Purchase of Treasury Stock
  (15,000,000 shares) . . . . . . . .      ---          ---               ---           ---      (88,900)   (88,900)

Private Placement (June 25, 2005) . .    5,277,142      5,277         378,290           ---         ---     383,567

Issuance of Preferred A Stock
  (see Note 4)                             ---          ---         6,890,734           ---         ---   6,890,734

Issuance of Preferred B Stock
  For REAL ESTATE (Note 4)                 ---          ---         4,000,000           ---         ---   4,000,000

Net Loss at September 30, 2005. . . .       ---         ---               ---    (1,869,717)        ---  (1,869,717)


Balance at September 30, 2005. . .. .   51,946,173    $51,946     $12,937,407   $(3,263,595)  $ (127,000)$9,598,758
                                        ==========  ============   ==========  =============  =========== ==========


See  notes  to  consolidated  financial  statements.



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
               For the Three Months Ended September 30, 2005 & 2004

                                            Three  Months  Ended
                                                 September  30
                                             --------------------
                                             2005        2004
                                           ---------   ---------
CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . .       $(913,830)  $(41,119)
                                            ---------  ---------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .           2,244      1,006
Common stock issued for services . .             -0-        -0-
Increase (decrease)
  To current assets &
  Current liabilities. . . . . . . .       7,465,296    (10,184)
                                           ---------  ---------

Total adjustments. . . . . . . . . .       7,463,052     (9,178)
                                           ---------  ---------
Net cash provided (used) by
  Operating activities . . . . . . .          31,706     31,941
                                           ---------  ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES:

Short Term Loans Made to Others                  -0-         -0-
Purchase of Real Estate                      900,000         -0-
Purchase of fixed asset. . . . . . .             -0-         -0-
                                           ---------  ---------
Net cash used by
  Investing activities . . . . . . .         900,000         -0-
                                           ---------  ---------
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Proceeds from Short Term Loans                12,500         -0-
Proceeds from Private Placement                   -0-        -0-
Purchase of Treasury Stock                        -0-        -0-
                                            ---------  ---------

Total Cash Provided (used) by                 12,500       (885)
   financing activities                     ---------  ---------


Net increase (decrease). . . . . . .         160,396     31,056
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .          41,075      5,305
                                            ---------  ---------
Cash & equivalents,
  End of period. . . . . . . . . . .        $201,471   $ 36,361
                                            ---------  ---------
Cash Paid for taxes  . . . . . . . .             -0-      2,400
                                            =========  =========



See  notes  to  consolidated  financial  statements.

                              CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005

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

          CBC supplied analytical products, services and associated equipment through license distribution agreements, and received compensation for its selling efforts in the form of commissions, typically 10-20% of the net sales price, on all sales of products within the specified sales territory.

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

          The Companys primary focus is now the acquisition, management and sales of real estate.

          In the three months ended June 30, 2005 the Company acquired the following two real estate properties and has in escrow two additional properties described below:

          In the second quarter the company acquired Aspen Cove, Utah. Comprised of a 45 acre lakefront package of development land and an operational 14 room lakefront lodge. The Company plans to build 15 luxury 3000+ square feet vacation homes on the mountaintop lakefront, each on a one acre lot. The property was acquired for $2.6 Million. There is an $800,000 first trust deed against the property. Estimated appraised value by the Companys management is $4 Million. The company acquired the property through the acquisition of a first mortgage on the property. In the third quarter ending September 30, 2005 the Company assumed control of Aspen Cove Resort, Inc., the administrative company for the Aspen Cove resort and property.

          Also in the second quarter the Company entered into escrow to purchase the Las Vegas Distribution Center,a 30,000+ square feet facility, with 4 commercial loading docks,within minutes of the Internatl. Airport. The purchase price is $3.1 Million. The Company has currently $173,000 in escrow for the purchase.

          A single family  2500  square  feet  residence  on Valley Drive in Las
          Vegas was acquired for $250,000.     The property has a $150,000 first
          trust deed and is currently rented.

          The North Hollywood redevelopment property was also in escrow and is comprised of 5 residential dwellings currently rented. The company planned to clear the land and build 35 luxury condominiums. There is currently $120,000 in escrow. This property fell out of escrow and the Company is currently waiting for a refund of the $120,000.

          In the 3rd quarter ending September 30, 2005 the Company closed escrow on a parcel of land comprising approximately 290 acres in west Palm Beach, Florida. The company purchased the property through the acquisition of a first mortgage on the property for $5,500,000 payable as follows; $1,500,000 cash and $4,000,000 in the Companys Preferred B stock. This note is accruing at the rate of $32,000.00 per month and matures in the first quarter of 2006.Its value upon maturity is approximately $7,800,000.00. Escrow closed on the property on September 26, 2005. The Company purchased the property through funds raised via a private offering. $900,000.00 has been paid towards the purchase with a balance remaining of $600,000.00.

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

                             CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005


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

          On January 5, 2005, the Company issued 15,000,000 restricted common shares to Roger Pawson to acquire TLCO Software, Inc. (TLCO). TLCO has no recent history of operations and its only asset is proprietary technology consisting of source code forcertain software applications. The condensed unaudited pro forma disclosure is not provided herein, as the resulting pro forma financial statements after the transactions above result in no activities over the last two fiscal years.

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

          On February 17, 2005, the Company issued 6,000,000 unrestricted common shares for consulting services and another 4,000,000 shares for consulting services.

          On June 25 the Company issued 5,277,142 restricted shares as a result of completing a Private Placement for $378,290.

          During the three months ended June 30, 2005, as detailed in a Form 8K filing, the Company repurchased from the open market shares at a
          total repurchase cost of $127,000.       The Company has retired those
          shares. The accounting for treasury stock transactions is under the cost method.

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2005.

     (d)  Principles  of  Consolidation  and  Basis  of  Accounting

          The accompanying consolidated financial statements included the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries, CBC and CBA. All material inter-company transactions and accounts have been eliminated in consolidation.

                             CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005


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

     (f)  Related  Party  Receivables  /  Payables

          Roger Pawson the new director and CEO of the Company has made loans to
          the Company in the amount of $360,771.   He was repaid $120,000 in the
          third quarter and subsequently made an additional loan of $12,500.

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

                             CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005


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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at September 30, 2005, was $0.04.
          See also Notes 3 and 5.

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

                             CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005


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

                             CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005


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

     (n)  Basis  of  Presentation

          The Company's financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of its losses and its net deficit as of Sept 30, 2005. The Company's continued existence is dependent upon its ability to generate more profitable business activities from its customers. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern. The outcome of this uncertainty cannot be determined at this time.

                             CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005


(2)  Office  Furniture  and  Equipment

   A  summary  of equipment is as follows as of September 30,:


                                  2005       2004
                                ---------  --------

Transportation Equipment        $ 62,918   $   -0-
Office Furniture &
  Computer Equipment . . . . .  $ 11,740   $26,503

Subtotal . . . . . . . . . . .    74,658    26,503
Less: Accumulated Depreciation    (4,044)  (12,255)
                                ---------  --------
  Net Furniture and Equipment.  $ 70,614   $14,248
                                =========  ========



(3)  Acquisition  of  Real Estate

          In the three months ended June 30, 2005 the Company acquired the following two real estate properties and has in escrow two additional properties described below:

          In the second quarter the company acquired Aspen Cove, Utah. Comprised of a 45 acre lakefront package of development land and an operational 14 room lakefront lodge. The Company plans to build 15 luxury 3000+ square feet vacation homes on the mountaintop lakefront, each on a one acre lot. The property was acquired for $2.6 Million. There is an $800,000 first trust deed against the property. Estimated appraised value by the Companys management is $4 Million. The company acquired the property through the acquisition of a first mortgage on the property. In the third quarter ending September 30, 2005 the Company assumed control of Aspen Cove Resort, Inc., the administrative company for the Aspen Cove resort and property.

          Also in the second quarter the Company entered into escrow to purchase the Las Vegas Distribution Center,a 30,000+ square feet facility, with 4 commercial loading docks,within minutes of the Internatl. Airport. The purchase price is $3.1 Million. The Company has currently $173,000 in escrow for the purchase.

          A single family  2500  square  feet  residence  on Valley Drive in Las
          Vegas was acquired for $250,000.     The property has a $150,000 first
          trust deed and is currently rented.

          The North Hollywood redevelopment property was also in escrow and is comprised of 5 residential dwellings currently rented. The company planned to clear the land and build 35 luxury condominiums. There is currently $120,000 in escrow. This property fell out of escrow and the Company is currently waiting for a refund of the $120,000.

          In the 3rd quarter ending September 30, 2005 the Company closed escrow on a parcel of land comprising approximately 290 acres in west Palm Beach, Florida. The company purchased the property through the acquisition of a first mortgage on the property for $5,500,000 payable as follows; $1,500,000 cash and $4,000,000 in the Companys Preferred B stock. This note is accruing at the rate of $32,000.00 per month and matures in the first quarter of 2006.Its value upon maturity is approximately $7,800,000.00. Escrow closed on the property on September 26, 2005. The Company purchased the property through funds raised via a private offering. $900,000.00 has been paid towards the purchase with a balance remaining of $600,000.00. The source of funds for the balance of funding is in place.


          The following table reflects the properties acquired during the nine months ended September 30, 2005.

Property           Location        Purchase Price        Debt  Appraised Value*
________________________________________________________________________________
Aspen cove          Utah            $  2,600,000     $  600,000   $  4,000,000
Valley Drive       Las Vegas, NV         250,000        150,000        260,000
West Palm Beach  W. Palm Beach, FL     5,500,000        600,000      7,800,000**
 *appraisals are by management
 **the West Palm Beach Property is secured by a note which will mature in the first quarter of 2006. At maturity the notes value is $7,800,000.

(3)  Acquisition  of  Real Estate

    (a)   Subsequent Events\Acquisition of real Estate

          The Company is currently in escrow to acquire a 65 unit apartment complex in the Marina Del Rey area of Southern California for the purchase price of $18,200,000. The property is currently generating approximately $1,000,000 per annum in revenues. The Company currently has $225,000 in escrow for the acquisition.

          The Company is in escrow to acquire a southern California residential property for the sum of $2,600,000. The Company currently has $100,000 in escrow for the acquisition. The property has an appraised value of $3,200,000 and will generate approximately $144,000 per annum in revenue.

          The Company is in escrow for the acquisition of a newly constructed warehouse in Las Vegas, NV for $1,300,000. The property currently has three satellite licenses which will generate additional monthly revenue over the warehouse leased revenue which is estimated to be $9,000 per month. The Company currently has $50,000 in escrow for the acquisition.

                             CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005



(4)  Certain  Beneficial  Owners  and  Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning over 1 million of the Companys shares.


                                                  September 30, 2005
                                         -------------------------------
Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------
  Roger Pawson   President & CEO             12,176,653           23%
  George Hill                                 4,000,000            8
  Stephanie Burruss                           5,000,000           10
                                           -----------------  -----------
Total held by Officers & Directors
  and held by shareholders with over
  1 Million shares                           21,176,653           41%
                                         -----------------  -------------
Total shares issued & outstanding            51,946,173          100.0%
                                         =================  =============

    Roger Pawson, CEO of the Company was issued 15 Million shares of Preferred
    A shares for cancellation of 15 Million shares of common stock held by him which was issued for the acquisition of TLCO, Inc.

    Four Million dollars ($4,000,000) of Preferred B shares were issued for the acquisition of the West Palm Beach Land Parcel.

                             CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005


(5)  Income  Taxes

     As of September 30, 2005, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $800.

(6)  Off  Balance  Sheet  Risk

     The  Company  could  be affected by the inability to establish a   market
     for their  shares  of stock.

(7)  Loans Payable and Receivable


     Roger Pawson the new director and CEO of the  Company  has  made loans to
     the Company in the amount of $360,771.      He was repaid $120,000 in the
     third quarter and subsequently made an additional loan of $12,500.

     Additionally, in the first quarter the Company received a short term loan in the amount of 97,000 of which $10,500 has been paid leaving a balance of $86,500.

     A good faith deposit was made towards an escrow in the amount of $50,000.

                             CAL-BAY  INTERNATIONAL,  INC.
                                   AND  SUBSIDIARIES
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                September  30,  2005


(8)  Leases

     The Company leased certain office equipment that was terminated upon the spinoff.

(9) Commitments  and  Contingencies

     The Company leased an office facility in Carlsbad, California at the rate of $1,500 a month through the end of the quarter ending September 30, 2005. In the fourth quarter subsequently the Company has moved into larger office space at 2111 Palomar Airport Road, Suite 100, Carlsbad, CA 92009.

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

OUR  BUSINESS

Cal-Bay International has acquired three real estate properties and is in escrow
for the acquisition of four other properties.       The Company will continue to
expand its current properties where feasible and will continue to acquire additional properties as well. In addition where necessary the Company will manage its properties.

The Company is dependent upon raising additional funds both for expansion plans and for its operations.

In addition the Company is negotiating for distribution of its software products through its subsidiary company TLCO. The Company is also looking to the feasibility of selling TLCO. The Company is currently in negotiations for the sale of TLCO.

THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2005  AND  2004

Cal Bay generated $31,706 in revenues for the three months ended September 30, 2005 compared to $111,132 in revenues for the same period in 2004. Operating expenses for the three months ended September 30, 2005 were $45,536 compared to $69,463 for the same period in 2004. Total net loss for the three months ended September 30, 2005 was $913,830 compared to $41,119. The significant increase in net loss was due to the Company acquiring real estate.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2005, Cal-Bay had total assets of $$11,490,085. Those assets are comprised primarily of the real estate the company acquired. There is also a loan receivable in the amount of $50,000 and cash in hand of $201,471.

Current liabilities totaled $1,895,327 and include $1,550,000 in Trust deeds and $339,771 in loans.

The company believes that in order to maintain its current real estate holdings and to close escrow on the properties currently in escrow, the Company must raise additional capital. The Company has no current plan in place to raise additional capital. The Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

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

In February 2005, we filed a registration statement on Form S-8 reporting the issuance of 6,000,000 valued at $288,000 and an additional 4,000,000 shares valued at $64,000. The shares were issued for consulting services unrelated to fund raising activities.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

Cal-Bay did not file any reports on Form 8-K during the 90 days ended September 30, 2005.


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

                              CAL-BAY  INTERNATIONAL,  INC.


Date:  November 18,  2005      By:  /s/Roger Pawson
                              ----------------------------
                              Roger Pawson
                              Chief  Executive  Officer



Date:  November 18,  2005      By:  /s/Roger Pawson
                              ---------------------------
                              Roger Pawson
                              Chief  Financial  Officer