Form 10KSB
period 2005-12-31
CAL-BAY INTERNATIONAL INC
filed 2006-04-17
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                                 Title of class
                          Common Stock, $.001 par value
                           --------------------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [__]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $ 5,785.00

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of April 13, 2006 was $4,841,250.


Number of shares outstanding of registrant's Common Stock, $.001 par value as of April 13, 2006 - 16,137,501.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

                                   FORM 10-KSB
                           CAL BAY INTERNATIONAL, INC.



                              INDEX
                                                                         Page
                                                                         ----

PART I

     Item 1. Description of Business ...................................    3

     Item 2. Description of Property ...................................    5

     Item 3. Legal Proceedings .........................................    5

     Item 4. Submission of Matters to a Vote of Security Holders .......    5

PART II

     Item 5. Market for Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities .................    6

     Item 6. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................    6

     Item 7. Financial Statements ......................................  F-1

     Item 8. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures ......................    7

          Item 8A. Controls and Procedures .............................    7

          Item 8B. Other Information ...................................    8

PART III

     Item 9. Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act .......................................................    8

     Item 10. Executive Compensation ...................................    8

     Item 11. Security Ownership of Certain Beneficial Owners and
              Management ...............................................    9

     Item 12. Certain Relationships and Related Transactions ...........    9

     Item 13. Exhibits and Reports on Form 8-K .........................   10

     Item 14. Principal Accountant Fees and Services ...................   10

Signatures .............................................................   11

Financial Statements pages .............................................  F-1 -
                                                                          F-16


References in this document to "us," "we," or "Company" refer to Across America Real Estate Development Corp.

Forward-Looking Statements

     The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues,changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.


                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

 NARRATIVE DESCRIPTION OF THE BUSINESS

     General
     -------

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

          In January of 2005 we underwent a reorganization with the focus towards real estate acquisitions, management and development.

          We have begun to acquire properties in various areas of the country. Our goal is to develop properties acquired, manage income producing properties acquired and to sell properties purchased for a profit.

          Properties that we might develop We plan to create each project such that it will generate income from the placement of the construction loan, current income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates and management of ours will develop the construction and permanent financing for our benefit.

          All of our administration operations are located in the State of California. At the year end December 31,2005 we had ascquisitions in Utah, Florida, Nevada and California.

          We plan to use our status as a public company to expand our operations. However, there can be no assurance that this objective will be achieved.

OUR BUSINESS
--------------

In the past year our activities have included the purchase of a resort with sub-divided land parcels which we plan to both manage and develop;the acquisition of land which we could build on, but will more likely sell and the acquisition of commercial property which will become income generating.

Our activities will include raw land acquisition and facility construction. In such a situation, we plan to provide construction and property management expertise in exchange for an equity interest in the property. We also plan to develop projects with construction and permanent financing to be obtained through the efforts of our management and affiliates. Initially, we may hire third party contractors to work on our projects but may eventually use our own staff as well. We will create each project such that it will generate income from the placement of the equity and construction loan, current income during the period in which the property is held, and the capital appreciation of the facility upon sale.

Our activities will also include seeking real property at discounted prices with the anticipation of reselling after short periods of time for profit.

Our original focus will be projects throughout the State of California and the remainder of the United States.

Current Projects

          Aspen Cove, utah

          In the second quarter the company acquired Aspen Cove, Utah. Comprised of a 45 acre lakefront package of development land and an operational 14 room lakefront lodge. The Company plans to build 21 luxury 3000+ square feet vacation homes on the mountaintop lakefront, each on app-roximately one acre. The property was acquired for $2.6 Million. There
          is an $800,000 first trust deed against the property.        Estimated
          appraised value by the Companys management is $4 Million. The company acquired the property through the acquisition of a first mortgage on the property. In the third quarter ending December 31, 2005 the Company assumed control of Aspen Cove Resort, Inc., the administrative company for the Aspen Cove resort and property.

          Subsequent to December 31, 2005, on March 14, 2006 the Company entered into two SENIOR SECURED CONVERTIBLE PROMISSORY NOTE Agreements totaling $1,626,458.33. The company used a portion of those funds to pay off the $800,000.00 first trust deed.An 8-k was filed on March 20, 2006 disclosing the event.

          Las Vegas Warehouse, NV

          Also in the second quarter the Company entered into escrow to purchase the Las Vegas Distribution Center,a 30,000+ square feet facility, with 4 commercial loading docks,within minutes of the Internatl. Airport. The purchase price is $3.1 Million. The Company has currently $173,000 in escrow for the purchase.

          Las Vegas Single Family

          A single family  2500  square  feet  residence  on Valley Drive in Las
          Vegas was acquired for $250,000.     The property has a $150,000 first
          trust deed and is currently rented.


          West Palm Beach Land Parcel, Fla

          In the 3rd quarter ending December 31, 2005 the Company purchased the first mortgage position on a parcel of land comprising approximately 290 acres in west Palm Beach, Florida. The company purchased the mortgage on the property for $5,500,000 payable as follows; $1,500,000 cash and $4,000,000 in the Company's Preferred B stock. This note is accruing at the rate of approximately $32,000.00 per month and matures in the first quarter of 2006. Its value upon maturity is approximately $7,800,000.00. The Company purchased the mortgage on the property through funds raised via a private offering. At year end December 31, 2005 $900,000.00 had been paid towards the purchase with a balance
          remaining of $600,000.00.       The source of funds for the balance of
          funding was in place at year end.

                  Subsequent to year end the balance of funding for the note was completed.

          Southern California Residential

          The Company is in escrow to acquire a Southern California residential property for the sum of $2,600,000. The Company currently has $125,000 in escrow for the acquisition. The property has an appraised value of $3,200,000 and will generate approximately $144,000 per annum in revenue.

          Warehouse, Las Vegas, Nevada

          The Company is in escrow for the acquisition of a newly constructed warehouse in Las Vegas, NV for $1,300,000. The property currently has three satellite licenses which will generate additional monthly revenue over the warehouse leased revenue which is estimated to be $9,000 per month. The Company currently has $50,000 in escrow for the acquisition.


In the past year we have raised capital for acquisitions and operations through the private offerings of our common stock and our Preferred B stock. We have also entered into short term loan agreements to fulfill our capital needs. Although there are no plans in place to raise additional capital at this time; we will need to raise capital through equity or debt financing in the future to support our operations. We plan to sell at least one of our properties within the next year which by management's analysis, should generate revenues for the company, although there is no assurance that a sale will be made and if made; for a profit.

COMPETITION
----------------------

        We are a minor factor in the commercial real estate  business.
There are numerous entities engaged in the commercial real estate business which have greater financial resources than us. At the time the Company elects to dispose of its properties, the Company will be in competition with other persons and entities to find  buyers  for its properties.


GOVERNMENT REGULATION
----------------------

Since we are in the real estate industry, all of our projects have and will requirelocal governmental approval with respect to zoning and construction code compliance. We will only require government approval on a project-by-project basis and only when we have projects pending.
The extent of the approval varies with the project and the jurisdiction and cannot be quantified except as it relates to specific projects.

We believe the effect of complying with existing or probable governmental regulations is a managed cost of our business operations but could be significant. Each real estate project requires prior government approval. However, the cost cannot be quantified except as it relates to specific projects.

We believe that the cost of compliance with federal, state and local environmental laws will not be significant because we do not plan to choose projects which are subject to significant environmental costs or regulations. In any case, we plan to choose our projects to minimize the effects of governmental regulations. At the present time, we have no current projects and are not awaiting any governmental approvals.

EMPLOYEES
----------------------

The company had three full time employees at the end of the year and three part time employees. Roger Pawson, the President of the Company, is employed by the Company. He currently receives no salary from the Company. His compensation to date has been through the issuance of 15,000,000 shares of preferred A stock.

HOW TO OBTAIN OUR SEC FILINGS
----------------------

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at 2111 Plaomar Airport Road, Suite 100, Carlsbad, California 92009. Our phone number at our headquarters is (760) 930-0100 and our website is www.calbayinternational.com.

ITEM 2. DESCRIPTION OF PROPERTY


We are currently leasing 2,400 square feet of office space at 2111 Plaomar Airport Road, Suite 100, Carlsbad, California 92009 in the Palomar Oaks Office Park. Our monthly lease is 3,000.00.

ITEM 3. LEGAL PROCEEDINGS.

No legal proceedings to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the Over the Counter Bulletin Board under the
symbol "CBAY".     At December 31, 2005 the Company had  91 shareholders of
record and 2700 shareholders with free trading stock. At December 31, 2005 there were 1,991,148 shares of common stock issued and outstanding.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2005.


                                            2005
                                         Bid Price
                                  High                Low
                                  ----                ---
         First Quarter           $0.02               $0.01
         Second Quarter          $0.02               $0.01
         Third Quarter           $0.02               $0.01
         Fourth Quarter          $0.65               $0.50

                                            2004
                                         Bid Price
                                  High                Low
                                  ----                ---
         First Quarter           $0.028               $0.019
         Second Quarter          $0.018               $0.01
         Third Quarter           $0.04                $0.005
         Fourth Quarter          $0.03                $0.01



RECENT SALE OF UNREGISTERED SECURITIES
----------------------------------------

In June of 2005 we raised $378,290 through the sale of 5,277,142 shares of restricted stock.The shares were sold to an accredited investor in a private transaction in reliance on the exemption provided by Section 4(2)of the Securities Act of 1933. Cal-Bay did not pay any commissions, use any underwriters or make any  public solicitations in effecting the sale.

In the last quarter of 2005 we raised $175,202.00 though the private offering of 12,328,574 Preferred B shares.

Subsequent to the year ended 2005 we entered into two Senior Convertible Note Agreements whereby we raised $1,626,458.33. We issued 14,146,353 shares of common stock as part of the agreement.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Results of Operations for the periods ended December 31, 2005 and December 31, 2004


Cal Bay generated $5,785 in revenues for the year ended December 31, 2005 compared to $185,794 in revenues for the year ended December 31, 2004. Operating expenses for the year ended December 31, 2005 were $2,442,077 compared to $673,484 for the year ended December 31, 2004. Total net loss for the year ended December 31, 2005 was $2,442,077 compared to $570,422 for the year ended December 31, 2004.


Liquidity and Capital Resources
----------------------------------

As of the year ended December 31, 2005, Cal-Bay had total assets of $11,454,090. Those assets are comprised primarily of the real estate the company acquired; and monies in escrow.


Current liabilities for the year ended December 31, 2005, totaled
$3,002,259 and include $2,402,000 in Trust deeds and $532,145 in loans. Liabilities for the year ended December 31, 2004, totaled $47,205.

The company believes that in order to maintain its current real estate holdings and to close escrow on the properties currently in escrow, the Company must raise additional capital. The Company has no current plan in place to raise additional capital. The Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

Subsequent Events
----------------------

The following were events that occurred subsequent to the fiscal year end December 31, 2005:

Real Estate Acquisitions:

Columbus, Ohio

A Letter of Intent contractual agreement was entered into on April 7, 2006 for the purchase of 409 single family residences for the purchase price of approximately
$20,500,000.00. At this time escrow has not yet been opened.

Omaha Nebraska

Escrow was opened for the purchase of 48 single family residences in Omaha, Nebraska on April 3, 2006. Purchase price for the properties is approximately $5,000,000.00.
A deposit of $100,000 was placed into escrow. Anticipated closing date is April 30, 2006.

9th Street, San Francisco, CA

Escrow closed on the 9th Street, San Francisco land parcel on March 31, 2006. Purchase price of the property was $2,600,000.00. There is a first mortgage of $1, 210,000.00.

Aspen Cove Resort

The first mortgage of $800,000.00 was paid in full.

8-k March 14, 2006

On March 14, 2006 CAL BAY INTERNATIONAL, INC. entered into two SENIOR SECURED CONVERTIBLE PROMISSORY NOTE Agreements totaling $1,626,458. The entire agreement and notes were filed as exhibits in the 8-k dated March 14, 2006.

8-k March 30, 2006

On March 29, 2006 the Company dismissed Argy & Company as its accounting firm and engaged Lawrence Scharfman & Company.
The notice was filed via an 8-k dated March 29, 2006

Item 7.  Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 18.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in accountants at year end December 31, 2005; however on March 29, 2006 the Company dismissed Argy & Company as its accountant and appointed Lawrence Scharfman & Company as its accountant. An 8-k was filed reporting on the event inclusive of letters from both firms.

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

(b)

Changes in Internal Control over Financial Reporting. There were no changes in the Company'sinternal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the year ended 2005 and subsequently to the date of this financial report has been disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Roger E. Pawson. Mr. Pawson is currently the Company's sole officer and director. From 1999 to 2001, Mr. Pawson was the President and CEO of TLCO Software, Inc., a company that development advanced user friendly web authoring software. Mr. Pawson sold his interest in TLCO Software in 2001 and then repurchased a majority interest in TLCO Software in 2004. From 2001 to 2004 Mr. Pawson was the President and CEO of National Developers, an Arizona based development company that specialized in the design and
construction of custom homes, shopping malls and strip centers.   From
Jan. 2004 to Nov. 2004, Mr. Pawson was the interim President and a director of SK Technologies, Inc., a publicly traded company.


Item 10.  Executive Compensation

The Company has no formal arrangements for the remuneration of its officers and directors, except that they will receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf. To date Roger Pawson, the sole officer and director, has received 15,000,000 shares of Preferred A Stock. The only cash he has received is in the form of a repayment of loans which he has periodically made to the Company.

Employment Contracts, Termination of Employment and Change in Control

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any person because of employment with the Company or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2005 the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 1,991,148 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.


                                                  December 31, 2005
                                         -------------------------------
Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------
  Roger Pawson, President & CEO                       0            0%
  George Hill                                   160,000            8
  Stephanie Burruss                             200,000           10
                                           -----------------  -----------
Total held by Officers & Directors
  and held by shareholders with over
  5% of the issued and outstanding
  shares.                                       360,000          18%
                                         -----------------  -------------
Total shares issued & outstanding             1,991,148         100.0%
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

    Subsequent to the year ended December 31, 2005, 14,146,353 common shares
    were     issued as part of a note whereby the Company issued the stock plus
    interest for     $1,626,458.33 cash.

Item 12.  Certain Relationships and Related Transactions.

The Company is not expected to have significant dealing with affiliates. However, if there are such dealings, the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K:
----------------------

In the year ended December 31, 2005 the Company filed Form 8-K reporting:

Item 2.01, Completion of Acquisition or Disposition of Assets

Item 5.02, Departure of Directors or Principal Officers;
           Election of Directors; Appointment of Principal Officers,

Item 8.01, Other Events


Item 9.01  Financial Statements and Exhibits.

Subsequent to the year ended december 31, 2005, the Company filed Form 8-K reporting:
----------------------

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Item 8.01 Other events

Item 4.01 Changes in Registrant's Certifying Accountant

Attached as Exhibits:
----------------------


Exhibit 31 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

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

Item 14. Principal Accountant Fees and Services

Audit Fee
----------------------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Cal-Bay International's annual financial statement and review of financial statements included in Cal-Bay International's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,000 for fiscal year ended 2005 and $20,537 for fiscal year ended 2004.

Tax Fees
----------------------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,025 for fiscal year ended 2004 that consisted of tax planning and preparation of corporate tax returns. The Company filed for an extension for filing of its taxes for 2005 due to its change in accountant. As the Company had a loss for the year ended 2005 it is not expected to owe taxes for the year ended 2005.

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


                              CAL-BAY  INTERNATIONAL,  INC.


Date:  April 14,  2005      By:  /s/Roger Pawson
                              ----------------------------
                              Roger Pawson
                              Chief  Executive  Officer



Date:  April 14,  2005      By:  /s/Roger Pawson
                              ---------------------------
                              Roger Pawson
                              Chief  Financial  Officer


Date:  April 14,  2005      By:  /s/Roger Pawson
                              ---------------------------
                              Roger Pawson
                              Director

                           Cal Bay International, Inc.
                               Financial Statements
                               For the Years Ended
                           December 31, 2005 and 2004

                            Cal Bay International, Inc.
                               Financial Statements
                               For the Years Ended
                           December 31, 2005 and 2004









                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Report of Independent Registered Public Accounting Firm.....................F-2

Balance Sheet - For the Years Ended
     December 31, 2005 and 2004.............................................F-3

Statement of Operations - For the Years Ended
     December 31, 2005 and 2004.............................................F-4

Statement of Changes in Stockholders' Equity - For
     the Years Ended December 31, 2005 and 2004.............................F-5

Statements of Cash Flows - For the Years Ended
      December 31, 2005 and 2004............................................F-6

Notes to Consolidated Financial Statements..................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


LAWRENCE SCHARFMAN & CO., CPA PC
Certified Public Accounts


   18 E. SUNRISE HIGHWAY ,#203                          9608 HONEY BELL CIRCLE
   FREEPORT, NY11520                                    BOYNTON BEACH FL,33437
   TELEPHONE:(516)771-5900                              TELEPHONE:(561)733-0296
   FACSIMILE:   (516)771-2598                           FACSIMILE:  (561)740-0613



   Board of Directors & Audit Committee
   Cal- Bay International, Inc and Subsidiaries
   Carlsbad California

                REPORT OF INDEPENDENT RIGISTRED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying balance sheets of Cal- Bay International, Inc.
     ( A Nevada Corporation ), and Subsidiaries, as of December 31, 2005 and 2004 and the
     related consolidated statements of operations, changes in stockholder' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with standards of the Public Company
     Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about weather the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.
     An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.
     We believe that our audit provided a reasonable basis for our opinion.


     In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Cal- Bay International Inc. and
     Subsidiaries as of December 31, 2005 and 2004, and the results of it's consolidated operations, changes in stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


     The accompanying financial statements have been prepared assuming that the
     Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt.
     This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /S/ LAWRENCE SCHARFMAN  CPA PC
                                                         ------------------------------
                                                           APRIL 12, 2006


                                   Cal Bay International, Inc.
                                         BALANCE SHEET
                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                     ASSETS


                                                                 2005           2004
                                                           ------------     ------------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $    17,410       $    5,211
  Loan to Aspen Cove Resort Property (Note 1f). . . . . .       47,379                0
  Escrowed Funds for Real Estate Purchase
    North Hollywood Property(Note 1a and 3)  .  . . . . .      120,000                0
    Las Vegas Distribution Center(Note 1a and 3)  . . . .      173,000                0
    Warehouse, Las Vegas (Note 1a and 3)  . . . . . . . .       50,000                0
    Carlsbad Property (Note 1a and 3) . . . . . . . . . .      125,000                0
                                                           ------------     ------------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .      532,789            5,211

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $4,035 (Notes 1h & 2) . . . . . . . . . . . . . . . . .       46,301           10,908

Other Assets:


  Deposit                                                            0              260
  Proprietary Technology (Note 1b)                             225,000                0
  Real Estate (Note 1a and 3)
    Aspen Cove Resort . . . . . . . . . . . . . . . . . .    2,600,000                0
    Valley Lane Property  . . . . . . . . . . . . . . . .      250,000                0
    West Palm Beach Land Parcel . . . . . . . . . . . . .    7,800,000                0
                                                            ------------    ------------

  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .   10,875,000           16,379
                                                           ------------     ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $11,454,090        $  16,379
                                                           ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $    68,114        $  36,929
  Sales tax payable . . . . . . . . . . . . . . . . . . .            0              752
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .            0                0
  Loans from Officer (Notes 1f & 7)     . . . . . . . . .      218,395                0
  Loans from Shareholder (Notes 7) . . . . . . . . .  . .      313,750                0
  Aspen Cove 1st Trust Deed (Note 3). . . . . . . . . . .      800,000                0
  Valley Lane 1st Trust Deed  (Note 3). . . . . . . . . .      150,000                0
  West palm Beach Land parcel Note (Note 3) . . . . . . .    1,452,000                0

  Current Portion of Capital Lease Obligation (Note 8). .          -0-            2,886
                                                           ------------     ------------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .    3,002,259           40,567

Capital Lease Obligation, net of Current Portion (Note 8)          -0-            6,638
                                                           ------------     ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .    3,002,259           47,205
                                                           ------------     ------------


Commitments and Contingencies (Note 9) . . . . . . . . .        - - -             - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 200,000,000 shares
    authorized; shares issued and outstanding
    1,991,148 (Notes 1b, 1k, 3 & 4) . . . . . . . . . . .        1,991           36,669
  Preferred A Stock, $.001 par value; 50,000,000 shares
    authorized; shares issued and outstanding
     17,500,000 (Notes 1b, 1k, 3 & 4) . . . . . . . . . .       17,500                0
  Preferred B Stock, $.001 par value; 500,000,000 shares
    authorized; shares issued and outstanding
     150,275,716 (Notes 1b, 1k, 3 & 4)  . . . . . . . . . .    150,276                0
  Additional Paid in Capital - (Discount on Stock). . . .   12,200,431        1,326,383
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (3,835,955)      (1,393,878)
  Less Treasury Stock at Cost . . . . . . . . . . . . . .      (82,412)               0
                                                           ------------     ------------


    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .    8,451,831          (30,826)
                                                           ------------     ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $11,454,090      $    16,379
                                                           ============     ============

See  notes  to  consolidated  financial  statements.

                                   Cal Bay International, Inc.
                                    Statement of Operations
                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                            ------------------------------------
                                                2005                     2004
                                            ------------            ------------
Revenues

  Sales                                             -0-                  10,497
  Rental Income (Note 3)                     $    5,785              $      -0-
  Operational Income .                              -0-                   1,450
  Commission Income  .                              -0-                 173,847
                                           ------------            ------------

Total Revenues . . . .                           5,785                  185,794

Cost of Sales (Real Estate
  Acquisitions)

  Purchases  . . . . .                              -0-                   8,354
  Real Estate Purchase                        1,484,327                     -0-
  Real Estate Commission                        324,000                     -0-
  Commission Expense .                              -0-                     -0-
                                           ------------            ------------

Total Cost of Sales. .                       1,808,327                   8,354
                                           ------------            ------------


Gross profit . . . . .                      (1,802,542)                177,440

OTHER COSTS AND EXPENSES:
  General and Administrative                   659,172                      -0-
  Consulting Fees                              165,425                      -0-
  Professional Fees                             28,388                      -0-
  Public Relations                              35,610                      -0-
  Payroll                                       10,868                      -0-
                                          ------------              ------------
  Total   expenses . .                        (899,463)                260,892
                                          ------------              ------------

OTHER INCOME (EXPENSE):
    Interest Expense                         (232,000)                      -0-
    Preferred B Stock Private Offering        175,202                       -0-
    Common Stock Private Offering             378,290                       -0-
    Escrow Refund                              16,480                       -0-
    Interest and other expense                (78,044)                      -0-
    Interest and other income
                                          ------------              ------------
             Total other income               259,928                       -0-
                                          ------------              ------------
OPERATING INCOME:

Net (loss) . . . . . .                   $ (2,442,077)              $  (83,452)
                                          ============              ============
Net (loss)
  Per share:
    Basic & Diluted. .                   $      (1.23)              $    (0.00)

Weighted average
  Shares outstanding:
    Basic & Diluted. .                      1,991,148               33,919,031


See  notes  to  consolidated  financial  statements.



                                             Cal Bay International, Inc.
                                    Statement of Changes In Shareholder's Equity
                                           FOR THE ENDED DECEMBER 31, 2005
                                                                   Paid-in
                                            Common Stock           Capital                                  Total
                                        Number of   ($0.001 Par)  (Discount       Retained     Treasury  Stockholder's
                                           Shares    $Amount       on Stock)       Deficit       Stock      Equity
                                        ----------  -----------  ------------  -------------  ---------- ------------

Balance at December 31, 2003 . . . . .  31,169,031   $ 31,169     $ 1,234,383   $(1,308,026)      ---    $  (42,474)

Issuance of Common Stock for Services    5,500,000      5,500          92,000           ---         ---      97,500

  Net (Loss) December 31, 2004               ---        ---           ---           (85,852)        ---     (85,852)
                                        ----------  ------------  ----------    ------------  ----------   ----------
Balance at December 31, 2004. . . . .   36,669,031     36,669       1,326,383    (1,393,878)                (30,826)

Issuance of Capital Stock for Services   4,000,000      4,000          60,000           ---         ---      64,000

Issuance of Capital Stock for
  Services.(February 17, 2005). . . .    6,000,000      6,000         282,000           ---         ---     288,000


Private Placement (June 25, 2005) . .    5,277,142      5,277         378,290           ---         ---     383,567

Issuance of Preferred A Stock
  (see Note 4)                          15,000,000     15,000       4,222,149           ---         ---   4,237,149

Issuance of Preferred A Stock
  For Loan Repayment                     2,500,000      2,500         100,000                               102,500

Issuance of Preferred B Stock
  For REAL ESTATE
    Stonewall     (Note 4)              74,140,000     74,140       4,000,000           ---         ---   4,074,140

Preferred Stock buyback                   (500,000)                  (213,950)                              213,950

Issuance of Preferred B Stock
  For REAL ESTATE
    Aspen Cove-Valley (Note 4)          34,800,000     34,800       1,760,000           ---         ---   1,794,800

Issuance of Preferred B Stock
  For Loan Repayment                       600,000        600          30,000                                30,600

Buyback of Prefered B Stock             10,250,000        ---             ---           ---     (82,412)        ---
  Into treasury

Issuance of Preferred B Stock
  in Exchange for Common Stock           1,607,142      1,607          80,357           ---         ---      81,964


Issuance of Preferred B Stock
  For Private Offering (Note 4)         12,328,574     12,329         175,202            ---        ---     187,531

Net Loss at December 31, 2005. . . .       ---         ---               ---      (2,442,077)       ---  (2,442,077)

Balance (Common Shares)at
December 31, 2005.                      51,946,173    $51,946     $12,200,431    $(3,835,955)  $(82,412) $8,451,831
(Pre reverse split)
                                        ==========  ============   ==========  =============  =========== ==========

Supplemental disclosure of non-cash activities:


In 2004, the Company issued 5,500,000 shares of common stock as consideration for certain professional and consulting expenses.

In 2005, the Company issued 10,000,000 shares of common stock as consideration for certain professional and consulting expenses.




See  notes  to  consolidated  financial  statements.




                                             Cal Bay International, Inc.
                                              Statement of Cash Flows
                                    FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                          FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                  ------------------------------------
                                                      2005                     2004
                                                  ------------            ------------

CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . .             $(2,442,077)               $(85,852)
                                                  ------------            ------------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .                   4,035                   4,024
Common stock issued for services . .                 342,000                  97,500
Decrease in Prepaid Expenses                                                   2,510
( Decrease)Increase in Accounts payable
& Accrued Expenses                                    68,114                 (26,536)
                                                  ------------            ------------

Total adjustments. . . . . . . . . .                 414,149                  78,250
                                                  ------------            ------------
Net cash provided (used) by
  Operating activities . . . . . . .              (2,027,928)                 (7,602)
                                                  ------------            ------------
CASH FLOWS FROM
  INVESTING ACTIVITIES:

Short Term Loans Made to Others                           -0-                     -0-
Purchase of fixed asset. . . . . . .                  50,336                      -0-
                                                  ------------            ------------
Net cash used by
  Investing activities . . . . . . .                  50,336                      -0-
                                                  ------------            ------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Stock Issuance for Cash                              558,769                      -0-
Payment of Lease Payable                                 -0-                  (2,194)
Proceeds from Short Term Loans (Note 7)              732,395                      -0-
West Palm Beach Property Note (Note 4)               852,000                      -0-
Purchase of Treasury Stock                           (82,412)                     -0-
                                                  ------------            ------------

Total Cash Provided (used) by                      2,060,752                  (2,194)
   financing activities                           ------------            ------------


Net increase (decrease). . . . . . .                  12,199                  (9,796)
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .                   5,211                   15,007
                                                  ------------            ------------
Cash & equivalents,
  End of period. . . . . . . . . . .                $ 17,410                 $  5,211
                                                  ------------            ------------
Cash Paid for taxes  . . . . . . . .                      -0-                   2,400
                                                  ============            ============



See  notes  to  consolidated  financial  statements.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005

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

          In the year ended December 31, 2005 the Company entered into contracts or escrows for the following properties:

          Current Projects

          Aspen Cove, utah

          In the second quarter the company acquired Aspen Cove, Utah. Comprised of a 45 acre lakefront package of development land and an operational 14 room lakefront lodge. The Company plans to build 21 luxury 3000+ square feet vacation homes on the mountaintop lakefront, each on app-roximately one acre. The property was acquired for $2.6 Million. There
          is an $800,000 first trust deed against the property.        Estimated
          appraised value by the Companys management is $4 Million. The company acquired the property through the acquisition of a first mortgage on the property. In the third quarter ending December 31, 2005 the Company assumed control of Aspen Cove Resort, Inc., the administrative company for the Aspen Cove resort and property.

          Subsequent to December 31, 2005, on March 14, 2006 the Company entered into two SENIOR SECURED CONVERTIBLE PROMISSORY NOTE Agreements totaling $1,626,458.33. The company used a portion of those funds to pay off the $800,000.00 first trust deed.An 8-k was filed on March 20, 2006 disclosing the event.

          Las Vegas Warehouse, NV

          Also in the second quarter the Company entered into escrow to purchase the Las Vegas Distribution Center,a 30,000+ square feet facility, with 4 commercial loading docks,within minutes of the Internatl. Airport. The purchase price is $3.1 Million. The Company has currently $173,000 in escrow for the purchase.

          Las Vegas Single Family

          A single family  2500  square  feet  residence  on Valley Drive in Las
          Vegas was acquired for $250,000.     The property has a $150,000 first
          trust deed and is currently rented.


          West Palm Beach Land Parcel, Fla

          In the 3rd quarter ending December 31, 2005 the Company purchased the first mortgage position on a parcel of land comprising approximately 290 acres in west Palm Beach, Florida. The company purchased the mortgage on the property for $5,500,000 payable as follows; $1,500,000 cash and $4,000,000 in the Company's Preferred B stock. This note is accruing at the rate of approximately $32,000.00 per month and matures in the first quarter of 2006. Its value upon maturity is approximately $7,800,000.00. The Company purchased the mortgage on the property through funds raised via a private offering. At year end December 31, 2005 $900,000.00 had been paid towards the purchase with a balance
          remaining of $600,000.00.       The source of funds for the balance of
          funding was in place at year end.

                  Subsequent to year end the balance of funding for the note was completed.

          Southern California Residential

          The Company is in escrow to acquire a Southern California residential property for the sum of $2,600,000. The Company currently has $125,000 in escrow for the acquisition. The property has an appraised value of $3,200,000 and will generate approximately $144,000 per annum in revenue.

          Warehouse, Las Vegas, Nevada

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

                            CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005

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

          On November 25, 2005 the board of directors approved a reverse split of the Company's common stock and a PRE 14c information statement was filed with the Securities and Exchange Commission whereby each 25 common shares were converted to 1 share (a one for twenty five share
          reverse stock split).       Total outstanding shares subsequent to the
          reverse split equated to 2,077,847 shares.86,699 shares were cancelled The issued and outstanding shares as of year end December 31, 2005 was 1,991,148 shares.

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2005.

     (d)  Principles  of  Consolidation  and  Basis  of  Accounting

          The accompanying consolidated financial statements included the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries, CBC and CBA. All material inter-company transactions and accounts have been eliminated in consolidation.

                            CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005

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

     (f)  Related  Party  Receivables  /  Payables

          In the year ended 2005, Roger Pawson the CEO of the Company, has made loans to the Company in the amount of $218,395.

          The Company has made loans to the Aspen Cove property for operationas which will be repaid out of opertional cash flow from the property.

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The trading price at December 31, 2005, was $0.025 pre reverse split; and .62 post reverse split.
          See also Notes 3 and 5.

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005

(2)  Office  Furniture  and  Equipment

   A  summary  of equipment is as follows as of December 31, 2005, and 2004:


                                  2005       2004
                                ---------  --------


Office Furniture &
  Computer Equipment . . . . .  $ 50,336   $26,181

Subtotal . . . . . . . . . . .    50,336    26,503
Less: Accumulated Depreciation    (4,035)  (15,273)
                                ---------  --------
  Net Furniture and Equipment.  $ 46,301   $10,908
                                =========  ========



(3)  Acquisition  of  Real Estate

               In the year ended December 31, 2005, the   Company  acquired the
          following estate properties:

          Current Projects

          Aspen Cove, utah

          In the second quarter the company acquired Aspen Cove, Utah. Comprised of a 45 acre lakefront package of development land and an operational 14 room lakefront lodge. The Company plans to build 21 luxury 3000+ square feet vacation homes on the mountaintop lakefront, each on app-roximately one acre. The property was acquired for $2.6 Million. There
          is an $800,000 first trust deed against the property.        Estimated
          appraised value by the Companys management is $4 Million. The company acquired the property through the acquisition of a first mortgage on the property. In the third quarter ending December 31, 2005 the Company assumed control of Aspen Cove Resort, Inc., the administrative company for the Aspen Cove resort and property.

          Subsequent to December 31, 2005, on March 14, 2006 the Company entered into two SENIOR SECURED CONVERTIBLE PROMISSORY NOTE Agreements totaling $1,626,458.33. The company used a portion of those funds to pay off the $800,000.00 first trust deed.An 8-k was filed on March 20 2006 disclosing the event.

          Las Vegas Warehouse, NV

          Also in the second quarter the Company entered into escrow to purchase the Las Vegas Distribution Center,a 30,000+ square feet facility, with 4 commercial loading docks,within minutes of the Internatl. Airport. The purchase price is $3.1 Million. The Company has currently $173,000 in escrow for the purchase.

          Las Vegas Single Family

          A single family  2500  square  feet  residence  on Valley Drive in Las
          Vegas was acquired for $250,000.     The property has a $150,000 first
          trust deed and is currently rented.


          West Palm Beach Land Parcel, Fla

          In the 3rd quarter ending December 31, 2005 the Company purchased the first mortgage position on a parcel of land comprising approximately 290 acres in west Palm Beach, Florida. The company purchased the mortgage on the property for $5,500,000 payable as follows; $1,500,000 cash and $4,000,000 in the Company's Preferred B stock. This note is accruing at the rate of approximately $32,000.00 per month and matures in the first quarter of 2006. Its value upon maturity is approximately $7,800,000.00. The Company purchased the mortgage on the property through funds raised via a private offering. At year end December 31, 2005 $900,000.00 had been paid towards the purchase with a balance
          remaining of $600,000.00.       The source of funds for the balance of
          funding was in place at year end.

                  Subsequent to year end the balance of funding for the note was completed.

          Southern California Residential

          The Company is in escrow to acquire a Southern California residential property for the sum of $2,600,000. The Company currently has $125,000 in escrow for the acquisition. The property has an appraised value of $3,200,000 and will generate approximately $144,000 per annum in revenue.

          Warehouse, Las Vegas, Nevada

          The Company is in escrow for the acquisition of a newly constructed warehouse in Las Vegas, NV for $1,300,000. The property currently has three satellite licenses which will generate additional monthly revenue over the warehouse leased revenue which is estimated to be $9,000 per month. The Company currently has $50,000 in escrow for the acquisition.

          The following table reflects the properties acquired during the year ended December 31, 2005.

Property           Location        Purchase Price        Debt  Appraised Value*
________________________________________________________________________________
Aspen cove          Utah            $  2,600,000   $  600,000** $  4,000,000
Valley Drive       Las Vegas, NV         250,000      150,000        260,000
West Palm Beach  W. Palm Beach, FL     5,500,000      600,000      7,800,000***
 *appraisals are by management
 ** subsequent to year end the 1st trust deed was paid in full by the Company. ***the West Palm Beach Property is secured by a note which will mature in the first quarter of 2006. At maturity the notes value is $7,800,000. Subsequent to year end the note was paid in full by the Company.



(3)  Acquisition  of  Real Estate

    (a)   Subsequent Events\Acquisition of real Estate

Subsequent Events

The following were events that occurred subsequent to the fiscal year end December 31, 2005:

Real Estate Acquisitions:

Columbus, Ohio

A Letter of Intent contractual agreement was entered into on April 7, 2006 for the purchase of 409 single family residences for the purchase price of approximately
$20,500,000.00. At this time escrow has not yet been opened.

Omaha Nebraska

Escrow was opened for the purchase of 48 single family residences in Omaha, Nebraska on April 3, 2006. Purchase price for the properties is approximately $5,000,000.00.
A deposit of $100,000 was placed into escrow. Anticipated closing date is April 30, 2006.

9th Street, San Francisco, CA

Escrow closed on the 9th Street, San Francisco land parcel on March 31, 2006. Purchase price of the property was $2,600,000.00. There is a first mortgage of $1, 210,000.00.

Aspen Cove Resort

The first mortgage of $800,000.00 was paid in full.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005


(4)  Certain  Beneficial  Owners  and  Management

 The following table sets forth as of December 31, 2005 the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 1,991,148 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.


                                                  December 31, 2005
                                         -------------------------------
Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------
  Roger Pawson, President & CEO                       0            0%
  George Hill                                   160,000            8
  Stephanie Burruss                             200,000           10
                                           -----------------  -----------
Total held by Officers & Directors
  and held by shareholders with over
  5% of the issued and outstanding
  shares.                                       360,000          18%
                                         -----------------  -------------
Total shares issued & outstanding             1,991,148         100.0%
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

    Subsequent to the year ended December 31,2005, 14,146,353 common shares were issued as part of a note whereby the Company issued the stock plus interest for $1,626,458.33 cash.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005

(5)  Income  Taxes

     As of December 31, 2005, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $800.

(6)  Off  Balance  Sheet  Risk

     The  Company  could  be affected by the inability to establish a   market
     for their  shares  of stock.

(7)  Loans Payable and Receivable


     Roger Pawson the CEO of the Company has made loans to the Company in the amount of $335,395. $117,000 was repaid leaving a balance of $ 218,395.

     Additionally, in the first quarter the Company received a short term loan from Paul Ferrendel in the amount of 97,000 of which $83,250 has been paid leaving a balance of $13,750.

     In the fourth quarter 2005 a loan was made to the Company by R&H Holdings, Inc. in the amount of $300,000.00. $50,000.00 was paid in interest towards the note. There is a balance remaining of $300,000.00.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                December 31,  2005

(8)  Leases

     The Company leased certain office equipment that was terminated upon the spinoff.

(9) Commitments  and  Contingencies

     The Company leased an office facility in Carlsbad, California at the   rate
     of $1,500 a month through the end of the quarter ending December 31, 2005. In the fourth quarter subsequently the Company has moved into larger office space at 2111 Palomar Airport Road, Suite 100, Carlsbad, CA 92009.

     The Company was not involved in any litigation as of the date of this examination.


(10) Subsequent events

     Subsequent Real Estate acquisitions are noted in Note 3a.

8-k March 14, 2006

On March 14, 2006 CAL BAY INTERNATIONAL, INC. entered into two SENIOR SECURED CONVERTIBLE PROMISSORY NOTE Agreements totaling $1,626,458. The entire agreement and notes were filed as exhibits in the 8-k dated March 14, 2006.

8-k March 30, 2006

On March 29, 2006 the Company dismissed Argy & Company as its accounting firm and engaged Lawrence Scharfman & Company.
The notice was filed via an 8-k dated March 29, 2006