Form 10QSB
period 2006-03-31
CAL-BAY INTERNATIONAL INC
filed 2006-05-15
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB
(Mark  One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF  1934
             For  the  quarterly  period  ended  March 31,  2006

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2006 was: 10,034,808 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION                              PAGE NO.
                                                                --------
   Item 1.   Financial Statements                                         3-6

             Consolidated Balance Sheets
             for the Three Months Ended March 31, 2006 and 2005             3

             Comparative Consolidated Statements of Operations
             for the Three Months Ended March 31, 2006 and 2005             4


             Comparative Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2006 and 2005             5

             Notes to the Consolidated Financial
             Statements                                                  7-16

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        17-19

  Item 3.    Controls and Procedures                                       19


PART II.     OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                     19

  Item 6.    Exhibits and Reports on Form 8-K                              20
             (a) Exhibits
             (b) Reports on Form 8-K

  Signatures                                                               20

ITEM  1.  FINANCIAL  STATEMENTS



                                  Cal Bay International, Inc.
                                         BALANCE SHEET
                                   March 31, 2006 and 2005

                                     ASSETS


                                                                 2006           2005
                                                           ------------     ------------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $    31,498       $    1,274
  Short Term Loan Receivable  . . . . . . . . . . . . . .            0           17,000
  Loan to Aspen Cove Resort Property (Note 1f). . . . . .       57,745                0
  Escrowed Funds for Real Estate Purchase
    North Hollywood Property(Note 1a and 3)  .  . . . . .      120,000                0
    Las Vegas Distribution Center(Note 1a and 3)  . . . .      173,000                0
    Warehouse, Las Vegas (Note 1a and 3)  . . . . . . . .       50,000                0
    Carlsbad Properties (Note 1a and 3) . . . . . . . . .      225,000                0
    Omaha Properties (Note 1a and 3). . . . . . . . . . .      100,000                0
    San Francisco Property(Note 1a and 3) . . . . . . . .  $   143,500       $        0
                                                           ------------     ------------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .      900,743           18,274

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $5,335 (Notes 1h & 2) . . . . . . . . . . . . . . . . .       51,850           73,414

Other Assets:


  Deposit (Note 1g)                                                  0          113,750
  Proprietary Technology (Note 1b)                             225,000          225,000
  Real Estate (Note 1a and 3)
    Aspen Cove Resort . . . . . . . . . . . . . . . . . .    2,600,000                0
    Valley Lane Property  . . . . . . . . . . . . . . . .      250,000                0
    West Palm Beach Land Parcel . . . . . . . . . . . . .    8,000,000                0
                                                            ------------    ------------

  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .   11,075,000          338,750
                                                           ------------     ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $11,975,743        $ 430,438
                                                           ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $         0        $   4,756
  Sales tax payable . . . . . . . . . . . . . . . . . . .            0                0
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .            0              800
  Loans from Officer (Notes 1f & 7)     . . . . . . . . .      557,241                0
  Loans from Shareholder (Notes 7) . . . . . . . . .  . .      313,750          231,771
  Loans Payable (Note 8)                                             0           97,000
  Aspen Cove 1st Trust Deed (Note 3). . . . . . . . . . .            0                0
  Valley Lane 1st Trust Deed  (Note 3). . . . . . . . . .      150,000                0
  West palm Beach Land parcel Note (Note 3) . . . . . . .    1,452,000                0

  Current Portion of Capital Lease Obligation (Note 8). .           -0-               0
                                                           ------------     ------------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .    2,472,991          334,327


Capital Lease Obligation, net of Current Portion (Note 8)           -0-                0
                                                           ------------     ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .    2,472,991          334,327
                                                           ------------     ------------


Commitments and Contingencies (Note 9) . . . . . . . . .        - - -             - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 200,000,000 shares
    authorized; shares issued and outstanding
    10,034,808 (Notes 1b, 1k, 3 & 4)  . . . . . . . . . .       10,035           57,669
  Preferred A Stock, $.001 par value; 50,000,000 shares
    authorized; shares issued and outstanding
     18,500,000 (Notes 1b, 1k, 3 & 4) . . . . . . . . . .       18,500                0
  Preferred B Stock, $.001 par value; 500,000,000 shares
    authorized; shares issued and outstanding
     72,760,216 (Notes 1b, 1k, 3 & 4)  . . . . . . . . .        72,760                0
  Additional Paid in Capital - (Discount on Stock). . . .   15,306,024        1,818,383
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (5,822,155)      (1,741,841)
  Less Treasury Stock at Cost . . . . . . . . . . . . . .      (82,412)         (38,100)
                                                           ------------     ------------


    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .    9,502,752           96,111
                                                           ------------     ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $11,975,743      $   430,438
                                                           ============     ============

See  notes  to  consolidated  financial  statements.

                                   Cal Bay International, Inc.
                                    Statement of Operations
                         For the Three Monts Ended March 31, 2006 & 2005



                                            ------------------------------------
                                                2006                     2005
                                            ------------            ------------
Revenues

  Sales                                             -0-                     -0-
  Rental Income (Note 3)                     $   5,172               $      -0-
  Operational Income .                              -0-                     -0-
  Commission Income  .                              -0-                     -0-
                                           ------------            ------------

Total Revenues . . . .                           5,172                      -0-
                                           ------------            ------------
Cost of Sales (Real Estate
  Acquisitions)

  Purchases  . . . . .                              -0-                     -0-
  Real Estate Purchase                         800,000                      -0-
  Real Estate Commission                        82,500                      -0-
  Commission Expense .                              -0-                     -0-
                                           ------------            ------------

Total Cost of Sales. .                         882,500                      -0-
                                           ------------            ------------


Gross profit . . . . .                        (877,328)                     -0-

OTHER COSTS AND EXPENSES:
  General and Administrative                   517,143                 347,963
  Consulting Fees                              143,000                      -0-
  Professional Fees                             76,884                      -0-
  Public Relations                              37,980                      -0-
  Payroll                                       15,854                      -0-
                                          ------------              ------------
  Total   expenses . .                        (790,861)               (347,963)
                                          ------------              ------------

OTHER INCOME (EXPENSE):
    Interest Expense                           (2,500)                      -0-
    Escrow Refund                              (1,665)                      -0-
    Interest and other expense                     -0-                      -0-
    Repayment of Loan                          25,000                       -0-
    Interest and other income                      -0-                      -0-
                                          ------------              ------------
             Total other income                20,835                       -0-
                                          ------------              ------------
OPERATING INCOME:

Net (loss) . . . . . .                   $ (1,647,354)              $ (347,963)
                                          ============              ============
Net (loss)
  Per share:
    Basic & Diluted. .                   $       (.16)              $    (0.01)

Weighted average
  Shares outstanding:
    Basic & Diluted. .                     10,034,808               47,169,031


See  notes  to  consolidated  financial  statements.




                                             Cal Bay International, Inc.
                                              Statement of Cash Flows
                                   For the Three Monts Ended March 31, 2006 & 2005



                                                  ------------------------------------
                                                      2006                     2005
                                                  ------------            ------------

CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . .             $(1,647,354)              $(347,963)
                                                  ------------            ------------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .                   5,335                   1,244
Common stock issued for services . .                       0                 288,000
Common Stock issued for Real Estate
  related services towards acquisitions              245,239                       0
Decrease in Prepaid Expenses                                                       0
( Decrease)Increase in Accounts payable
& Accrued Expenses                                         0                 (50,888)
                                                  ------------            ------------

Total adjustments. . . . . . . . . .                 250,574                 238,356
                                                  ------------            ------------
Net cash provided (used) by
  Operating activities . . . . . . .              (1,396,780)               (109,607)
                                                  ------------            ------------
CASH FLOWS FROM
  INVESTING ACTIVITIES:

Short Term Loans Made to Others                           -0-                (17,000)
Deposits made on Potential
  Acquisitions                                            -0-               (110,000)
Purchase of fixed asset. . . . . . .                   5,000                 (48,477)
                                                  ------------            ------------
Net cash used by
  Investing activities . . . . . . .                   5,000                (175,477)
                                                  ------------            ------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Stock Issuance for Cash                              265,652                      -0-
Payment of Lease Payable                                  -0-                 (9,524)
Proceeds from Short Term Loans (Note 7)              338,846                 328,771
Warrant Issuance for Cash                          1,075,448
West Palm Beach Property Note (Note 4)                     0                      -0-
Purchase of Treasury Stock                                 0                 (38,100)
                                                  ------------            ------------

Total Cash Provided (used) by                      1,679,946               281,147
   financing activities                           ------------            ------------


Net increase (decrease). . . . . . .                  14,088                 (3,937)
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .                  17,410                   5,211
                                                  ------------            ------------
Cash & equivalents,
  End of period. . . . . . . . . . .                $ 31,498                $  1,274
                                                  ------------            ------------
Cash Paid for taxes  . . . . . . . .                      -0-                     -0-
                                                  ============            ============


See  notes  to  consolidated  financial  statements.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006


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

          On August 17, 2003, the Company formed a Nevada corporation, Cal-Bay Analytical, Inc., (CBA) a wholly owned subsidiary. As of January 6, 2005, all the assets and liabilities of CBA were sold along with CBC to Robert Thompson and Charles Prebay in exchange for their shares in CBYI and delivery of Atlantis Holdings, Inc., a shell company traded on the pink sheets. As a result of this transaction the Company was reorganized with the Company's primary focus being the acquisition, management and sales of real estate.

          In the year ended December 31, 2005 the Company entered into contracts or escrows for the following properties:

          Current Projects

          Aspen Cove, utah

          In the second quarter the company acquired Aspen Cove, Utah. Comprised of a 45 acre lakefront package of development land and an operational 14 room lakefront lodge. The Company plans to build 21 luxury 3000+ square feet vacation homes on the mountaintop lakefront, each on app-roximately one acre. The property was acquired for $2.6 Million. There
          was an $800,000 first trust deed against the property.       Estimated
          appraised value by the Companys management is $4 Million. The company acquired the property through the acquisition of a first mortgage
          on  the property.    In the third quarter ending March 31, 2005 the
          Company assumed control of Aspen Cove Resort, Inc., the administrative company for the Aspen Cove resort and property.

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

                   The property is currently valued at $300,000.00


          West Palm Beach Land Parcel, Fla

          In the 3rd quarter ending March 31, 2005 the Company purchased the first mortgage position on a parcel of land comprising approximately 290 acres in west Palm Beach, Florida. The company purchased the mortgage on the property for $5,500,000 payable as follows; $1,500,000 cash and $4,000,000 in the Company's Preferred B stock. This note is accruing at the rate of approximately $32,000.00 per month and matures in the first quarter of 2006. Its value upon maturity is approximately $8,000,000.00. The Company purchased the mortgage on the property through funds raised via a private offering.

                  The balance of funding for the note was completed in the first quarter 2006.

          Southern California Residential

          The Company is in escrow to acquire a Southern California residential property for the sum of $2,600,000. The Company currently has $125,000 in escrow for the acquisition. The property has an appraised value of $3,200,000 and will generate approximately $144,000 per annum in revenue. The Company has an additional $100,000 in escrow for a single family residence in southern california.

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

                            CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006

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

          On November 25, 2005 the board of directors approved a reverse split of the Company's common stock and a PRE 14c information statement was filed with the Securities and Exchange Commission whereby each 25 common shares were converted to 1 share (a one for twenty five share
          reverse stock split).       Total outstanding shares subsequent to the
          reverse split equated to 2,077,847 shares.86,699 shares were cancelled The issued and outstanding shares as of year end March 31, 2006 was 1,991,148 shares.

          In the first quarter of 2006 8,043,660 common shares were issued; 2,043,660 for $245,652 cash through a private offering;the balance for
          real estate related services and acquisitions.       At the end of the
          quarter ending March 31, 2006 there were 10,034,808 shares issued.

          On March 14, 2006 CAL BAY INTERNATIONAL, INC. entered into two SENIOR SECURED CONVERTIBLE PROMISSORY NOTE Agreements totaling $1,626,458.33. As part of the Note Agreements the Company entered into four Warrant agreements.

          Warrants  were  issued on  March 14, 2006  pursuant  to SENIOR SECURED
          CONVERTIBLE  PROMISSORY  NOTES      covering  the  resale  by  selling
          shareholders of up to 1,694,228 shares of common stock as follows:

                 o 1,016,537 shares of common stock underlying warrants exercisable at $.80 issued to certain of the selling stockholders pursuant to SENIOR SECURED CONVERTIBLE PROMISSORY NOTES on March 14, 2006;

                 o 677,691 shares of common stock underlying warrants exercisable at $1.20 issued to certain of the selling stockholders pursuant to SENIOR SECURED CONVERTIBLE PROMISSORY NOTES on March 14, 2006;

          An 8-k information statement was filed disclosing the SENIOR SECURED CONVERTIBLE PROMISSORY NOTES and subsequent issuance of warrants as part of that agreement.

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2006.

     (d)  Principles  of  Consolidation  and  Basis  of  Accounting

          The accompanying consolidated financial statements included the accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries, CBC and CBA. All material inter-company transactions and accounts have been eliminated in consolidation.

                            CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006

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

     (f)  Related  Party  Receivables  /  Payables

          In the year ended 2006, Roger Pawson the CEO of the Company, has made loans to the Company in the amount of $557,241.

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBYI. The
          trading  price  at  March 31, 2006, was $0.025   pre reverse split;
          and .62 post reverse split.
          See also Notes 3 and 5.

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006

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

          In June 2002, the ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after March 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006

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

     (n)  Basis  of  Presentation

          The Company's financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of its losses and its net deficit as of Dec. 31, 2005. The Company's continued existence is dependent upon its ability to generate more profitable business activities from its customers. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern. The outcome of this uncertainty cannot be determined at this time.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006

(2)  Office  Furniture  and  Equipment

   A  summary  of equipment is as follows as of March 31, 2006, and 2005:


                                  2006       2005
                                ---------  --------


Office Furniture &
  Computer Equipment . . . . .  $ 57,180   $26,181

Subtotal . . . . . . . . . . .    50,336    26,503
Less: Accumulated Depreciation    (5,335)  (15,273)
                                ---------  --------
  Net Furniture and Equipment.  $ 51,850   $10,908
                                =========  ========



(3)  Acquisition  of  Real Estate


          The Company's current Real Estate Holdings:

          Aspen Cove, utah

                        In 2005 the company acquired Aspen Cove, Utah. Comprised of a 45 acre lakefront package of development land and an operational 14 room lakefront lodge. The Company plans to build 21 luxury 3000+ square feet vacation homes on the mountaintop lakefront, each on app-roximately one acre. The property was acquired for $2.6 Million.

          In the first quarter 2006 the $800,000 first trust deed against    the
          property was paid in full.

          Estimated appraised value by the Companys management is $4 Million.

          The Company entered into two SENIOR  SECURED  CONVERTIBLE   PROMISSORY
          NOTE  Agreements totaling $1,626,458.33.   The company used a portion
          of those funds to pay off the $800,000.00 first trust deed. An 8-k was filed on March 20, 2006 disclosing the event.

          Las Vegas Warehouse, NV

          In the second quarter 2005 the Company entered into escrow to purchase the Las Vegas Distribution Center,a 30,000+ square feet facility, with 4 commercial loading docks,within minutes of the Internatl. Airport. The purchase price is $3.1 Million. The Company has currently $173,000 in escrow for the purchase.

          Las Vegas Single Family

          A single family  2500  square  feet  residence  on Valley Drive in Las
          Vegas was acquired for $250,000.     The property has a $150,000 first
          trust deed and is currently rented.


          West Palm Beach Land Parcel, Fla

          In the 3rd quarter ending March 31, 2005 the Company purchased the first mortgage position on a parcel of land comprising approximately 290 acres in west Palm Beach, Florida. The company purchased the mortgage on the property for $5,500,000 payable as follows; $1,500,000 cash and $4,000,000 in the Company's Preferred B stock. This note is accruing at the rate of approximately $32,000.00 per month and matures in the first quarter of 2006. Its value upon maturity is approximately $8,000,000.00. The Company purchased the mortgage on the property through funds raised via a private offering.

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

          The following table reflects the properties acquired during the year ended March 31, 2006.

Property           Location        Purchase Price        Debt  Appraised Value*
________________________________________________________________________________
Aspen cove          Utah            $  2,600,000   $        0** $  4,000,000
Valley Drive       Las Vegas, NV         250,000      150,000        300,000
West Palm Beach  W. Palm Beach, FL     5,500,000      600,000      8,000,000***
--------------------------------------------------------------------------------
 *appraisals are by management
 ** subsequent to year end the 1st trust deed was paid in full by the Company. ***the West Palm Beach Property is secured by a note which will mature in the first quarter of 2006. At maturity the notes value is $8,000,000. Subsequent to year end the note was paid in full by the Company.


(3)  Acquisition  of  Real Estate

    (a)   Subsequent Events\Acquisition of real Estate

Subsequent Events

Real Estate Acquisitions:
----------------------------
----------------------------

  The Company is in contractual agreements for several
  real estate acquisitions which have occurred subsequent
  to   the quarter ended March 31, 2006:

Columbus, Ohio
--------------------

  A Letter of Intent contractual agreement was entered into on April 7, 2006 for the purchase of 409 single family residences for the purchase price of approximately $25,000,000.00. the acquisition would provide approximately $200,000 per month in revenues. Management anticipates closure on this acquisition in May of 2006.

Omaha Nebraska
--------------------

  Escrow was opened for the purchase of 48 single family Residences in Omaha, Nebraska on April 3, 2006. Purchase price for the properties is approximately $5,000,000.00. Which will add additional monthly rental revenue of approximately $60,000? A deposit of $100,000 was placed into escrow. Anticipated closing date is the second quarter of 2006.

9th Street, San Francisco, CA
--------------------

  Escrow closed on the 9th Street, San Francisco land parcel on April 1, 2006. Purchase price of the property was $2,650,000.00. There property carries mortgage positions
  The Company is planning to demolish the existing structure and is currently considering the construction of 12-14 luxury apartments; or the construction of a Company owned and operated self storage facility .Construction is expected to start in the third quarter of 2006.

Cobs Homes
--------------------

  On April 21, 2006 The company entered in to a Letter of Intent for the purchase of COBS as a wholly owned subsidiary of Cal-Bay.

  COBS (Complete Owner-Builder Services) was founded to help people through the process of building their own homes.
  The company has developed an A B C program to help with finance, real estate, and construction decisions. COBS provides services to help with construction loans, home plans, building lots, building materials, construction budgeting, and the entire process of building a home. COBS was founded by President
  Rob Mackle in 2000 and has had consistent growth and success in the online Owner-Builder Services arena. COBS annual revenues are currently in excess of $5M per year.

  COBS has  business partnerships with several major Nationwide
  Hardware chains, COBS revenues for 2005 are approximately
  $5M per year. COBS has assisted with the building of over 6,000 homes since inception. www.cobshomes.com

  Upon successful completion of the acquisition COBS will relocate to Cal-Bay Corporate Offices in Carlsbad, California bringing the total number of employees at the corporate location to 40 people.

  The Company plans to expand its administrative square footage to approximately 5,000 Square feet subsequent to the acquisition.


Other Potential acquisitions
-----------------------------

  The Company is contemplating additional acquisitions in the Las Vegas, Nevada area and Northern Nevada.

  Also a multiple single family 14 home portfolio in the South
  Eastern Region of the US.

Summary of Subsequent transactions if all are closed:
-----------------------------

  Should the current real estate and Company acquisitions currently under contract be completed Management's assesment is as follows:

  Upon completion of the real estate acquisitions currently in contract or escrow, the Cal-bay property portfolio will exceed $47M with an equity position of over $22M, and will increase annual rental revenues to in excess of $3M. Combined with Cobs Homes revenues the consolidated income will be approaching $10M annually.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006


(4)  Certain  Beneficial  Owners  and  Management

 The following table sets forth as of March 31, 2006 the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 1,991,148 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.


                                                  March 31, 2006
                                         -------------------------------
Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------
  Roger Pawson, President & CEO*                      0            0%
  Professional Offshore Opportunity
  Fund, Ltd.                                    650,000          6.5%
                                            -----------------  -----------
Total held by Officers & Directors
  and held by shareholders with over
  5% of the issued and outstanding
  shares.                                       650,000          6.5%
                                         -----------------  -------------
Total shares issued & outstanding            10,034,808         100.0%
                                         =================  =============

    *Roger Pawson, CEO of the Company was issued 15 Million shares of Preferred A shares for cancellation of 15 Million shares of common stock held by him which was issued for the acquisition of TLCO, Inc.

Preferred A Shares

    As of March 31, 2006 there were 18,500,000 shares of Preferred A stock issued. Shares were issued for financing and acquisition activities.


Preferred B Shares

    As of March 31, 2006 there were 72,760,216 shares of Preferred B stock issued and outstanding. Shares were issued for financing and acquisitions.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006

(5)  Income  Taxes

     As of March 31, 2006, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $0.

(6)  Off  Balance  Sheet  Risk

     The  Company  could  be affected by the inability to establish a   market
     for their  shares  of stock.

(7)  Loans Payable and Receivable


     Roger Pawson the CEO of the Company has made loans to the Company in the amount of $557,241.

     In the fourth quarter 2005 a loan was made to the Company by R&H Holdings, Inc. in the amount of $300,000.00. $50,000.00 was paid in interest towards the note. There is a balance remaining of $313,750.00.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                March 31,  2006

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

In addition the Company is negotiating for distribution of its TLCO software products. The Company is also looking to the feasibility of selling TLCO.

THREE  MONTH  PERIODS  ENDED  March 31, 2006  AND  2005

Cal Bay generated $5,172 in revenues for the three months ended March 31, 2006 compared to $0 in revenues for the same period in 2005. Operating expenses for the three months ended March 31, 2006 were $790,861 compared to $347,963 for the same period in 2005. Total net loss for the three months ended March 31, 2006 was $1,647,354 compared to $347,963. The significant increase in net loss was due to the Company's real estate acquisitions.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  March 31,  2006,  Cal-Bay  had  total  assets of $11,975,743.    Those
assets are comprised primarily of the real estate the company acquired. $225,000 of the assets are comprised of the proprietary software TLCO and cash in hand of $31,499.

Current liabilities totaled $2,472,991 and include $1,602,000 in Trust deeds and $870,991 in loans.

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

          In the first quarter of 2006 8,043,660 common shares were issued; 2,043,660 for $245,652 cash through a private offering;the balance for
          real estate related services and acquisitions.       At the end of the
          quarter ending March 31, 2006 there were a total of 10,034,808 shares of common stock issued and outstanding.

          On March 14, 2006 CAL BAY INTERNATIONAL, INC. entered into two SENIOR SECURED CONVERTIBLE PROMISSORY NOTE Agreements totaling $1,626,458.33. As part of the Note Agreements the Company entered into four Warrant agreements.

          Warrants  were  issued on  March 14, 2006  pursuant  to SENIOR SECURED
          CONVERTIBLE  PROMISSORY  NOTES      covering  the  resale  by  selling
          shareholders of up to 1,694,228 shares of common stock as follows:

                 o 1,016,537 shares of common stock underlying warrants exercisable at $.80 issued to certain of the selling stockholders pursuant to SENIOR SECURED CONVERTIBLE PROMISSORY NOTES on March 14, 2006;

                 o 677,691 shares of common stock underlying warrants exercisable at $1.20 issued to certain of the selling stockholders pursuant to SENIOR SECURED CONVERTIBLE PROMISSORY NOTES on March 14, 2006;

          An 8-k information statement was filed disclosing the SENIOR SECURED CONVERTIBLE PROMISSORY NOTES and subsequent issuance of warrants as part of that agreement.

As of March 31, 2006 there were 18,500,000 shares of Preferred A stock issued. Shares were issued for financing and acquisition activities.

As of March 31, 2006 there were 72,760,216 shares of Preferred B stock issued and outstanding. Shares were issued for financing and acquisitions.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

8-k March 14, 2006

On March 14, 2006 CAL BAY INTERNATIONAL, INC. entered into two SENIOR SECURED CONVERTIBLE PROMISSORY NOTE Agreements totaling $1,626,458. The entire agreement and notes were filed as exhibits in the 8-k dated March 14, 2006.

8-k March 30, 2006

On March 29, 2006 the Company dismissed Argy & Company as its accounting firm and engaged Lawrence Scharfman & Company.
The notice was filed via an 8-k dated March 29, 2006.


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

                              CAL-BAY  INTERNATIONAL,  INC.


Date:  May 12,  2006      By:  /s/Roger Pawson
                              ----------------------------
                              Roger Pawson
                              Chief  Executive  Officer



Date:  May 12,  2006      By:  /s/Roger Pawson
                              ---------------------------
                              Roger Pawson
                              Chief  Financial  Officer