Form 10QSB
period 2006-06-30
CAL-BAY INTERNATIONAL INC
filed 2006-09-11
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB
(Mark  One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF  1934

             For  the  quarterly  period  ended  June 30,  2006

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2006 was: 22,797,501 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION                              PAGE NO.
                                                                --------
   Item 1.   Financial Statements                                         3-6

             Consolidated Balance Sheets
             for the Six Months Ended June 30, 2006 (unaudited)
             and the year ended December 31, 2005                          3

             Comparative Consolidated Statements of Operations
             for the Three Months and Six Months
             Ended June 30, 2006 and 2005                                  4


             Comparative Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2006 and 2005               5

             Notes to the Consolidated Financial
             Statements                                                  7-16

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        17-19

  Item 3.    Controls and Procedures                                       19


PART II.     OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                     19

  Item 3.    Controls and Procedures                                       19

  Item 6.    Exhibits and Reports on Form 8-K                              20
             (a) Exhibits
             (b) Reports on Form 8-K

  Signatures                                                               20

ITEM  1.  FINANCIAL  STATEMENTS



                                  Cal Bay International, Inc.
                                 Consolidated   BALANCE SHEET
                        June 30, 2006 (unaudited) and December 31, 2005 (audited)

                                           ASSETS

                                                               June 30,     December 31,
                                                                 2006           2005
                                                           ------------     ------------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $   261,061       $   17,410
  Accounts Receivable, net of allowance for
    doubtful accounts of $12,000  . . . . . . . . . . . .      372,396                0
  Accounts Receivable (Stonewall Note)  . . . . . . . . .   14,997,390        7,800,000
  Prepaid Expenses  . . . . . . . . . . . . . . . . . . .        3,228                0
  Loan to Aspen Cove Resort Property (Note 1f). . . . . .       94,385           47,379
  Escrowed Funds for Real Estate Purchase (Note 1a and 3)
    North Hollywood Property . . . . . . . . .  . . . . .      120,000          120,000
    Las Vegas Distribution Center   . . . . . . . . . . .      173,000          173,000
    Warehouse, Las Vegas  . . . . . . . . . . . . . . . .       50,000           50,000
    Carlsbad Properties  . . . . . . . . . . . .. . . . .      225,000          125,000
    Carlsbad Property II. . . . . . . . . . . . . . . . .       45,000                0
    Omaha, NB Property  . . . . . . . . . . . . . . . . .      100,000                0
  Escrowed Funds for Acquisition/Technology . . . . . . .      230,000                0
  Option Agreement  . . . . . . . . . . . . . . . . . . .  $   389,988       $        0
                                                           ------------     ------------
  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .   17,061,448        8,332,789

Computer and Office Equipment . . . . . . . . . . . . . .      249,460
Furniture and Fixtures   (Notes 1h and 2) . . . . . . . .       94,236           50,336
                                                           ------------     ------------
Less Accumulated Depreciation . . . . . . . . . . . . . .     (195,385)          (4,035)
Office Furniture and Equipment, at cost,                   ------------     ------------
  net of accumulated depreciation . . . . . . . . . . . .      148,311           46,301

Vehicles  . . . . . . . . . . . . . . . . . . . . . . . .      101,000                0
                                                           ------------     ------------
Property and Equipment Net                                     249,311           46,301

Other Assets:


  Deposit (Note 1g) . . . . . . . . . . . . . . . . . . .       10,000                0
  Proprietary Technology (Note 1b)                             225,000          225,000
  Web Site development costs, net of accumulate
    amortization of $149,325  . . . . . . . . . . . . . .       27,630                0
                                                           ------------     ------------
                                                               262,630          225,000

  COBS (Acquisition) (Note 3) . . . . . . . . . . . . . .    6,700,000                0


  Real Estate (Note 1a and 3)
    Aspen Cove Resort . . . . . . . . . . . . . . . . . .    2,600,000        2,600,000
    Valley Lane Property  . . . . . . . . . . . . . . . .      250,000          250,000
    San Francisco, CA Property  . . . . . . . . . . . . .    2,650,000                0
    Seogerville, Texas Property . . . . . . . . . . . . .    1,500,000                0
    Chapel Downs, Texas   . . . . . . . . . . . . . . . .    1,200,000                0
                                                            ------------    ------------
                                                             8,200,000        2,850,000

  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .   15,162,630        3,075,000
                                                            ------------     ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $32,473,389      $11,454,090
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $   573,801        $  68,114
  Accrued Liabilities . . . . . . . . . . . . . . . . . .       19,122                0
  Sales tax payable . . . . . . . . . . . . . . . . . . .          624                0
  Deferred Revenue  . . . . . . . . . . . . . . . . . . .       35,000                0
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .            0                0
  Loans from Officer (Notes 1f & 7)     . . . . . . . . .            0          218,395
  Loans from Shareholder (Notes 7) . . . . . . . . .  . .      726,433          313,750
  Convertible Note  . . . . . . . . . . . . . . . . . . .    1,100,000                0
  Loans from COBS Members . . . . . . . . . . . . . . . .      233,485	              0
  Aspen Cove 1st Trust Deed (Note 3). . . . . . . . . . .            0          800,000
  Valley Lane 1st Trust Deed  (Note 3). . . . . . . . . .      122,000          150,000
  West palm Beach Land parcel(Stonewall Note) (Note 3). .    1,452,000        1,452,000
  Seagerville, Texas Property . . . . . . . . . . . . . .      530,000                0
  San Francisco, CA Property  . . . . . . . . . . . . . .    2,500,000                0
  Chapel Downs, Texas   . . . . . . . . . . . . . . . . .      465,000                0
                                                            ------------     ------------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .    7,757,465        3,002,259


Capital Lease Obligation, net of Current Portion (Note 8)        7,624                0
                                                           ------------     ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .    7,765,089        3,002,259
                                                           ------------     ------------


Commitments and Contingencies (Note 9) . . . . . . . . .        - - -             - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 200,000,000 shares
    authorized; shares issued and outstanding
    22,797,501 (Notes 1b, 1k, 3 & 4)  . . . . . . . . . .       22,798            1,991
  Preferred A Stock, $.001 par value; 50,000,000 shares
    authorized; shares issued and outstanding
     20,500,000 (Notes 1b, 1k, 3 & 4) . . . . . . . . . .       20,500           17,500
  Preferred B Stock, $.001 par value; 500,000,000 shares
    authorized; shares issued and outstanding
     90,162,216 (Notes 1b, 1k, 3 & 4)  . . . . . . . . .        90,162          150,276
  Additional Paid in Capital - (Discount on Stock). . . .   25,100,359       12,414,381
  Retained Deficit. . . . . . . . . . . . . . . . . . . .     (443,107)      (4,049,905)
  Less Treasury Stock at Cost . . . . . . . . . . . . . .      (82,412)         (82,412)
                                                           ------------     ------------


    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .   24,708,300        8,451,831
                                                           ------------     ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $32,473,389      $11,454,090
                                                           ============     ============

See  notes  to  consolidated  financial  statements.

                                   Cal Bay International, Inc.
                              Consolidated Statement of Operations
                  For the Three Months and Six Months Ended June 30, 2006 and 2005

                                   Three Months Ended             Six Months Ended
                                         June 30                      June 30
                              ----------------------------- -----------------------------
                                   2006           2005            2006         2005
                               ------------   ------------  ------------   ------------
Revenues

  Sales  (COBS) . . . . . .      308,489             -0-      308,489             -0-
  Rental Income (Note 3). .    $   5,051             -0-       10,226             -0-
  Operational Income  . . .           -0-            -0-           -0-            -0-
  Commission Income   . . .           -0-            -0-           -0-            -0-
                               ------------    -----------  ------------    -----------
Total Revenues  . . . . . .      313,540             -0-      318,715             -0-
                               ------------    -----------  ------------    -----------
Cost of Sales (Real Estate
  Acquisitions)
  Cost of Goods Sold (COBS)      218,181             -0-      218,181             -0-
  Cost of Services (COBS) .       52,689             -0-       52,689             -0-
  Purchases   . . . . . . .           -0-       384,327            -0-       384,327
  Commission  . . . . . . .       92,608          6,900       175,108          6,900
                               ------------    -----------  ------------    -----------

Total Cost of Sales . . . .      363,478        391,227       445,978        391,227
                               ------------    -----------  ------------    -----------

Gross profit  . . . . . . .      (49,938)      (391,227)     (127,263)      (391,227)

OTHER COSTS AND EXPENSES:
  General and Administrative   1,408,281        216,297     1,925,424        564,660
  Consulting Fees   . . . .       82,371             -0-      225,371            -0-
  Professional Fees . . . .      137,319             -0-      214,203            -0-
  Public Relations  . . . .      142,429             -0-      180,409            -0-
  Payroll . . . . . . . . .       18,158             -0-       33,742            -0-
                               ------------    -----------  ------------    -----------
  Total   expenses . .  . .   (1,788,558)      (607,924)   (2,579,419)      (564,660)
                               ------------    -----------  ------------    -----------

OTHER INCOME (EXPENSE):
    Note (and Interest)        7,197,390             -0-   7,197,390             -0-
    Interest Expense  . . .       (2,500)            -0-      (5,000)            -0-
    Insurance claim Proceeds      44,865             -0-      44,865             -0-
    Lease Refund  . . . . .        2,500             -0-       2,500             -0-
    Escrow Refund . . . . .       (1,665)            -0-      (3,330)            -0-
    Interest and other expense        -0-            -0-          -0-            -0-
    Repayment of Loan . . .           -0-            -0-      25,000             -0-
    Interest and other income         -0-            -0-          -0-            -0-
                               ------------    -----------  ------------    -----------
             Total other income   43,200             -0-      64,035             -0-
                               ------------    -----------  ------------    -----------
OPERATING INCOME:

Net (loss)  . . . . . . . . $  5,402,094    $ (607,924)   $ 4,554,743    $ (955,887)
                               ============    ===========  ============   ============
Net (loss)
  Per share:
    Basic & Diluted. . . .  $        .24    $   (0.01)   $       .20     $    (0.01)

Weighted average
  Shares outstanding:
    Basic & Diluted. . . .    22,797,501     62,946,173     22,797,501     62,946,173



See  notes  to  consolidated  financial  statements.




                                             Cal Bay International, Inc.
                                        Consolidated Statement of Cash Flows
                                   For the Six Months Ended June 30, 2006 & 2005


                                                     June 30                 June 30
                                                  ------------------------------------
                                                      2006                     2005
                                                  ------------            ------------

CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . . . .         $ 4,554,743              $(955,887)
                                                  ------------            ------------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation     . . . . . . . . . . . .             191,350                  2,488
Common stock for services                                  -                288,000
Changes in assets and liabilities:
  Accounts receivable . . . . . . . . . .         (7,569,786)                     -
  Prepaid expenses  . . . . . . . . . . .             (3,228)                     -
  Accounts payable  . . . . . . . . . . .            (37,630)                     -
  Accounts payable                                   505,687                      -
  Accrued liabilities . . . . . . . . . .             54,746                      -
                                                  ------------            ------------
Net cash provided (used) by
  Operating activities . . . . . . .  . .         (2,304,118)              (665.399)
                                                  ------------            ------------
CASH FLOWS FROM
  INVESTING ACTIVITIES:


Purchase of fixed asset. . . . . . . . .            (394,360)               (48,477)
Acqusition Deposits                                 (911,994)              (177,000)
COBS Acquisition                                  (6,700,000)                     -
Purchase of Real Estate                           (5,350,000)              (391,227)
                                                  ------------            ------------
Net cash used by
  Investing activities . . . . . . .  .          (13,356,354)              (616,704)
                                                  ------------            ------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Proceeds from capital Lease Obligation net             7,624                      -
Payment of lease payable                                   -                 (9,524)
Repayment of Officer/Director Loan                  (218,395)                     -
Proceeds from shareholder loans                      412,663                328,771
Repayment shareholder loans                         (824,812)                     -
Proceeds from notes payable                        4,828,485                129,000
Repayment of notes payable                          (828,000)                     -
Proceeds from additional capitalization           12,649,671                986,954
Payment of dividends                                (123,133)                     -
Purchase of treasury Stock                                 -               (127,030)
                                                  ------------            ------------

Total Cash Provided (used) by                     15,904,123              1,308,171

   financing activities                           ------------            ------------



Net increase (decrease). . . . . . .                 243,651                 26,068
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .                  17,410                 15,007
                                                  ------------            ------------
Cash & equivalents,
  End of period. . . . . . . . . . .                $261,061               $ 41,075
                                                  ------------            ------------
Cash Paid for taxes  . . . . . . . .                      -0-                    -0-
                                                  ============            ============


See  notes  to  consolidated  financial  statements.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006


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

      As of the Quarter ended June 30, 2006 the Company has purchased, entered into contracts or escrows for the following properties:

-------------------------------------------------------------------------------

ASPEN COVE, LAKEFRONT PROPERTY, UTAH                            OWNED

In the second quarter of 2005, the company acquired Aspen Cove Resort, Panguitch Lake, Utah; Comprised of a 45 acre lakefront package of
development  land  and an operational 14 room lakefront lodge.    The
Company plans to build 21 luxury 3000+square feet vacation homes on the panoramic mountain top lakefront property, each on approximately one acre lots. The property was acquired for $2.6 Million in a combination of cash and Preferred shares. There was an $800,000 first trust deed against the property which has since been paid in full. As of June 30, 2006 the properties estimated appraised value by the
Company's management is now $5 Million. The company acquired the property through the assumption of a first mortgage on the property.
In  the third quarter ending March  31,  2005  the   Company  assumed
control of Aspen Cove Resort, Inc., the  administrative  company  for the Aspen Cove resort and property.  On  March 14, 2006  the  Company
entered   into   two   SENIOR  SECURED  CONVERTIBLE  PROMISSORY  NOTE
Agreements totaling  $1,626,458.33.   The company used a  portion  of
those funds to pay off the $800,000.00 first trust deed. An 8-k was filed on March 20 2006 disclosing the event. The funding was provided by an offshore group "Professional Traders Fund LLC" who in May 2006 filed suit against the company for failing to file the Registration
statement  to  register shares for the  repayment of  the loan.   The
company has consequently filed a counter suit against "Professional Traders Fund LLC."

LAS VEGAS WAREHOUSE I, NV.                                     ESCROW

In the second quarter the Company entered into escrow to purchase the Las Vegas Distribution Center, a 30,000+ square feet facility, with 4 commercial loading docks, within minutes of the International.
Airport.   The  purchase  price  is  $3.1 Million.   The  Company has
currently $173,000 in escrow for the purchase. As of June 30, 2006, this escrow is cancelled and the company is awaiting return of the escrowed funds.


LAS VEGAS SINGLE FAMILY RENTAL RESIDENCE.                      OWNED

In the second quarter of 2005, a single family 2500 square feet residence on Valley Drive in Las Vegas was acquired for $250,000.The property has a $150,000 first trust deed and is currently rented. As of June 30, 2006, the property has an estimated value of $330,000 and the first trust deed has been reduced to $122,000.



WEST PALM BEACH LAND PARCEL, FLORIDA (STONEWALL ESTATES).      OWNED

In the 3rd quarter ending September 30, 2005 the Company purchased the first mortgage position (the "NOTE") on a parcel of land
comprising of approximately 290 acres   in West Palm Beach,  Florida.
The company purchased the note on the property from Ararat LLC for $5,500,000 payable as follows;$1,500,000 cash and $4,000,000 of the
Company's Preferred B stock. This note was accruing interest at the rate of approximately $32,000.00 per month and matured in the first quarter of 2006.Its original value upon maturity was estimated to be approximately $8,000,000.00.The Preferred B shares issued to Ararat, LLC for the purchase were cancelled by mutual agreement due to the
stock  value after the company's reverse  split in 2005.   Ararat is
still owed Preferred B shares and the number of shares to be  issued
is  to be determined.   The current status as  of June 30, 2006: the
property has since been sold to Lennar Homes for $13.6M and Cal-Bay's first secured mortgage position (as recorded in the West Palm Beach County Recorders Office, 2005) is awaiting distribution of proceeds which are currently under the control of a Court
appointed  Trustee  in  Aberdeen,  Mississippi.   Cal-Bay's  council
uncovered an underlying promissory note which has been accruing interest on the principal note which according to Cal-Bay's legal department the combined notes now have a combined face value of $14,997,390 and are still accruing interest until distribution of proceeds.

SOUTHERN CALIFORNIA RESIDENTIAL PROPERTY I.                   ESCROW

The Company is in escrow to acquire a Southern California residential property for the sum of $2,600,000. The Company currently has $125,000in escrow for the acquisition. The property has an appraised value of$3,200,000 and will generate approximately $144,000 per annum inrevenue.

WAREHOUSE II, LAS VEGAS, NEVADA

Status as of June 30,2006, this escrow is cancelled and awaiting refund of earnest money.


NORTH HOLLYWOOD, REDEVELOPMENT PROPERTY.

Status as of June 30, 2006. This escrow is cancelled and awaiting refund of earnest money.


SOUTHERN CALIFORNIA RESIDENTIAL RENTAL PROPERTY II.            ESCROW

In the second quarter of 2006, the company opened escrow for the purchase of a $900,000 residential rental property in Southern California. The property has estimated annual rental revenue of approximately $50,000 plus a significant increase in value due to location. This property is expected to close in the Third quarter 2006.


SAN FRANCISCO, CALIFORNIA, COMMERCIAL PROPERTY.                 OWNED

The company acquired two commercial warehouse properties in the downtown area of San Francisco in the second quarter 2006. The purchase price was $2,650,000. The company is indebted for a total of $2,500,00 by way of first and second mortgages. The company plans to demolish the existing buildings and construct 16-18 luxury apartments or a company owned and operated Self-Storage facility. As of June 30, 2006 management estimates the current property value to be in the region of $3,300,000.


OMAHA, NEBRASKA, RESIDENTIAL PROPERTY PORTFOLIO.               ESCROW

The company opened escrow for a 48 residential rental home portfolio in Omaha, Nebraska. The purchase price is $4,850,000. The contract is comprised of: $1,100,000 cash, $1,250,000 Class B Preferred shares, and an owner carried note of $2,500,000 at 6.7% annually. The rental
revenues  are  approximately  $550,000  annually.   The  company  has
$100,000 in escrow for the transaction. Closing is expected in the third quarter 2006.


SEAGOVILLE, TEXAS COMMERCIAL PROPERTY.                          OWNED

In the second quarter the company acquired a 23,000+ square Feet commercial/retail center in Seagoville, Texas for $1,500,000 in all cash purchase. The property has several retail tenants and is in need of some cosmetic restoration. The property was appraised in February 2006 for $1,500,000. The property is directly in the path of the
Dallas Trinity River project, which in the opinion of Cal-Bay's management will significantly increase the property's value within the next two years. As of June 30, 2006, The property is generating approximately $7500 per month in rentals at a minimal occupancy. The company plans to increase the occupancy significantly during the third quarter. Cal-Bay is indebted to a Texas Bank by way of a first mortgage on the property in the approximate amount of $530,000.


CHAPEL DOWNS, DALLAS, TEXAS. SPORTING/RECREATIONAL CENTER.      OWNED

In the second quarter the company acquired a sporting/recreational center in the Chapel Downs area of Dallas, Texas. The purchase was $1,200,000, comprised of a combination of cash and restricted shares. The property appraised at approximately $1,200,000 in March 2006. Monthly revenues are approximately $15,000. The company is indebted on a first mortgage position in the amount of $465,000 as of June 30, 2006.

WINTERS, CALIFORNIA, Vineyard Development Property:

Status as of June 30, 2006: Escrow Cancelled.



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

                            CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006

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

          On November 25, 2005 the board of directors approved a reverse split of the Company's common stock and a PRE 14c information statement was filed with the Securities and Exchange Commission whereby each 25 common shares were converted to 1 share (a one for twenty five share
          reverse stock split).       Total outstanding shares subsequent to the
          reverse split equated to 2,077,847 shares.86,699 shares were cancelled The issued and outstanding shares as of year end June 30, 2006 was 1,991,148 shares.

          In the first quarter of 2006 8,043,660 common shares were issued; 2,043,660 for $245,652 cash through a private offering;the balance for
          real estate related services and acquisitions.       At the end of the
          quarter ending June 30, 2006 there were 10,034,808 shares issued.

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

          An 8-k information statement was filed disclosing the SENIOR SECURED CONVERTIBLE PROMISSORY NOTES and subsequent issuance of warrants as part of that agreement. In May 2006 "Professional Traders Fund LLC" filed suit against the company for failing to file the Registration statement to register shares for the repayment of the loan. The company has subsequently filed a counter suit against "Professional Traders Fund LLC".


         In the quarter ended June 30,2006 the Company issued 12,762,693 shares of common stock for: acquisitions,a private offering of common stock, and an interest payment in lieu of cash for a note. At the end of the
         quarter there were a total of  22,797,501 common shares   outstanding.
         17,402,000 shares of Preferred B stock were issued for an acquisition and for cash. 2,000,000 shares of Preferred A stock was issued to an officer of the Company in lieu of repayment of loans made to the Company.

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

                            CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006

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

          2,000,000 shares of Preferred A stock was issued in lieu of repayment of the loans in the quarter ending June 30, 2006.

          The Company has made loans to the Aspen Cove property for operations which will be repaid out of opertional cash flow from the property.

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBAY. The trading price at June 30, 2006, was $0.20.
          See also Notes 3 and 5.

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006

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

          In June 2002, the ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after June 30, 2002 with earlier application encouraged.
          The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006

(2)  Office  Furniture  and  Equipment

   A  summary  of equipment is as follows as of June 30, 2006, and 2005:


                                  2006       2005
                                ---------  --------


Office Furniture &
  Computer Equipment . . . . . $ 344,196   $74,658
Vehicle                          101,000

Subtotal . . . . . . . . . . .   441,196    74,658
Less: Accumulated Depreciation  (195,385)   (2,244)
                                ---------  --------
  Net Furniture and Equipment.  $245,811   $72,414
                                =========  ========



(3)  Acquisition  of  Real Estate


The Status of the Company's current Real Estate Holdings:

As of the Quarter ended June 30, 2006 the Company has purchased, entered into contracts or escrows for the following properties:
--------------------------------------------------------------------

ASPEN COVE, LAKEFRONT PROPERTY, UTAH                            OWNED

In the second quarter of 2005, the company acquired Aspen Cove Resort, Panguitch Lake, Utah; Comprised of a 45 acre lakefront package of
development  land  and an operational 14 room lakefront lodge.    The
Company plans to build 21 luxury 3000+square feet vacation homes on the panoramic mountain top lakefront property, each on approximately one acre lots. The property was acquired for $2.6 Million in a combination of cash and Preferred shares. There was an $800,000 first trust deed against the property which has since been paid in full. As of June 30, 2006 the properties estimated appraised value by the
Company's management is now $5 Million. The company acquired the property through the assumption of a first mortgage on the property.
In  the third quarter ending March  31,  2005  the   Company  assumed
control of Aspen Cove Resort, Inc., the  administrative  company  for the Aspen Cove resort and property.  On  March 14, 2006  the  Company
entered   into   two   SENIOR  SECURED  CONVERTIBLE  PROMISSORY  NOTE
Agreements totaling  $1,626,458.33.   The company used a  portion  of
those funds to pay off the $800,000.00 first trust deed. An 8-k was filed on March 20 2006 disclosing the event. The funding was provided by an offshore group "Professional Traders Fund LLC" who in May 2006 filed suit against the company for failing to file the Registration
statement  to  register shares for the  repayment of  the loan.   The
company has consequently filed a counter suit against "Professional Traders Fund LLC."

LAS VEGAS WAREHOUSE I, NV.                                     ESCROW

In the second quarter the Company entered into escrow to purchase the Las Vegas Distribution Center, a 30,000+ square feet facility, with 4 commercial loading docks, within minutes of the International.
Airport.   The  purchase  price  is  $3.1 Million.   The  Company has
currently $173,000 in escrow for the purchase. As of June 30, 2006, this escrow is cancelled and the company is awaiting return of the escrowed funds.


LAS VEGAS SINGLE FAMILY RENTAL RESIDENCE.                      OWNED

In the second quarter of 2005, a single family 2500 square feet residence on Valley Drive in Las Vegas was acquired for $250,000.The property has a $150,000 first trust deed and is currently rented. As of June 30, 2006, the property has an estimated value of $330,000 and the first trust deed has been reduced to $122,000.



WEST PALM BEACH LAND PARCEL, FLORIDA (STONEWAL ESTATES).       OWNED

In the 3rd quarter ending September 30, 2005 the Company purchased the first mortgage position (the "NOTE") on a parcel of land
comprising of approximately 290 acres   in West Palm Beach,  Florida.
The company purchased the note on the property from Ararat LLC for $5,500,000 payable as follows;$1,500,000 cash and $4,000,000 of the
Company's Preferred B stock. This note was accruing interest at the rate of approximately $32,000.00 per month and matured in the first quarter of 2006.Its original value upon maturity was estimated to be approximately $8,000,000.00.The Preferred B shares issued to Ararat, LLC for the purchase were cancelled by mutual agreement due to the
stock  value after the company's reverse  split in 2005.   Ararat is
still owed Preferred B shares and the number of shares to be  issued
is  to be determined.   The current status as  of June 30, 2006: the
property has since been sold to Lennar Homes for $13.6M and Cal-Bay's first secured mortgage position (as recorded in the West Palm Beach County Recorders Office, 2005) is awaiting distribution of proceeds which are currently under the control of a Court
appointed  Trustee  in  Aberdeen,  Mississippi.   Cal-Bay's  council
uncovered an underlying promissory note which has been accruing interest on the principal note which according to Cal-Bay's legal department the combined notes now have a combined face value of $14,997,390 and are still accruing interest until distribution of proceeds.

SOUTHERN CALIFORNIA RESIDENTIAL PROPERTY I.                   ESCROW

The Company is in escrow to acquire a Southern California residential property for the sum of $2,600,000. The Company currently has $125,000in escrow for the acquisition. The property has an appraised value of$3,200,000 and will generate approximately $144,000 per annum inrevenue.

WAREHOUSE II, LAS VEGAS, NEVADA

Status as of June 30,2006, this escrow is cancelled and awaiting refund of earnest money.


NORTH HOLLYWOOD, REDEVELOPMENT PROPERTY.

Status as of June 30, 2006. This escrow is cancelled and awaiting refund of earnest money.


SOUTHERN CALIFORNIA RESIDENTIAL RENTAL PROPERTY II.            ESCROW

In the second quarter of 2006, the company opened escrow for the purchase of a $900,000 residential rental property in Southern California. The property has estimated annual rental revenue of approximately $50,000 plus a significant increase in value due to location. This property is expected to close in the Third quarter 2006.


SAN FRANCISCO, CALIFORNIA, COMMERCIAL PROPERTY.                 OWNED

The company acquired two commercial warehouse properties in the downtown area of San Francisco in the second quarter 2006. The purchase price was $2,650,000. The company is indebted for a total of $2,500,00 by way of first and second mortgages. The company plans to demolish the existing buildings and construct 16-18 luxury apartments or a company owned and operated Self-Storage facility. As of June 30, 2006 management estimates the current property value to be in the region of $3,300,000.


OMAHA, NEBRASKA, RESIDENTIAL PROPERTY PORTFOLIO.               ESCROW

The company opened escrow for a 48 residential rental home portfolio in Omaha, Nebraska. The purchase price is $4,850,000. The contract is comprised of: $1,100,000 cash, $1,250,000 Class B Preferred shares, and an owner carried note of $2,500,000 at 6.7% annually. The rental
revenues  are  approximately  $550,000  annually.   The  company  has
$100,000 in escrow for the transaction. Closing is expected in the third quarter 2006.


SEAGOVILLE, TEXAS COMMERCIAL PROPERTY.                          OWNED

In the second quarter the company acquired a 23,000+ square Feet commercial/retail center in Seagoville, Texas for $1,500,000 in all cash purchase. The property has several retail tenants and is in need of some cosmetic restoration. The property was appraised in February 2006 for $1,500,000. The property is directly in the path of the
Dallas Trinity River project, which in the opinion of Cal-Bay's management will significantly increase the property's value within the next two years. As of June 30, 2006, The property is generating approximately $7500 per month in rentals at a minimal occupancy. The company plans to increase the occupancy significantly during the third quarter. Cal-Bay is indebted to a Texas Bank by way of a first mortgage on the property in the approximate amount of $530,000.


CHAPEL DOWNS, DALLAS, TEXAS. SPORTING/RECREATIONAL CENTER.      OWNED

In the second quarter the company acquired a sporting/recreational center in the Chapel Downs area of Dallas, Texas. The purchase was $1,200,000, comprised of a combination of cash and restricted shares. The property appraised at approximately $1,200,000 in March 2006. Monthly revenues are approximately $15,000. The company is indebted on a first mortgage position in the amount of $465,000 as of June 30, 2006.

Winters California, Vineyard Development Property:
Status as of June 30, 2006: Escrow Cancelled.

As of the Quarter ended June 30, 2006 the Company has purchased, entered into contracts or escrows for the following non-real estate acquisitions.


COBS HOMES, LLC (COMPLETE OWNER BUILDER SERVICES).		OWNED

In the second quarter 2006, Cal-bay completed the acquisition of COBS Homes, LLC; an Oceanside, California based online virtual builder support company. Cal-Bay acquired COBS for $6,700,000 in Preferred company shares and cash. COBS has 24 employees and approximately $6,000,000 in projected revenues for 2006. COBS will be relocating TO Cal-Bay's Carlsbad, California Corporate Offices in the third quarter of 2006. For further information on COBS please direct to www.cobshomes.com.


- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
MANGEMENTS FORWARD LOOKING STATEMENT REGARDING VALUATIONS

Property Values.

Accounting practices only allow for the actual purchase price (BOOK VALUE) of the property or acquisition at the time of purchase, current market prices will in most cases differ from the actual purchase price.

The following is Management's assessment of the Company's assets current market valuations.


                         Reported Value  Market Value
                        -------------   -------------
Aspen Cove Resort       $    2.6 M       $  5.0 M
Valley Lane LV		$     .25M	 $   .33M
San Francisco CA	$    2.65M   	 $  3.3 M
Seagoville, TX		$    1.5 M       $  1.5 M
Chapel Downs TX	        $    1.2 M       $  1.2 M

COBS HOMES              $    6.7 M       $  6.7 M

OTHER CURRENT ASSETS    $    2.54M       $  2.54M

Florida Note Receivable	$   14.99M       $ 14.99M
			-----------      -----------

TOTALS                  $   32.43M       $ 35.56M

Management's property valuations are based upon actual appraisals and current market comparisons where applicable.


(3)  Acquisition  of  Real Estate

    (a)   Subsequent Events\Acquisition of real Estate

Subsequent Events
-----------------------------------------------------------------

PENDING CONTRACTS/ESCROWS:

As of June 30, 2006 the following properties are currently in negotiations:

MESQUITE, NEVADA.

A 300 plus Condominium Golf Course frontage development.

Lafayette, Louisiana.

A 400-1000 Single family home, Golf course environment development.

-----------------------------------------------------------------
-----------------------------------------------------------------



Pending Acquisitions/Mergers: As of June 30, 2006.
- - - - - - - - - - - - - - - - - - - - - - - - - -

IDI Technologies
      for integration with Cal-Bay subsidiary TLCO Software.

MB3 LTD
      for Integration with COBS HOMES LLC.

-----------------------------------------------------------------
-----------------------------------------------------------------

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006


(4)  Certain  Beneficial  Owners  and  Management

 The following table sets forth as of June 30, 2006 the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 22,797,501 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.


                                                  June 30, 2006
                                         -------------------------------
Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------
  Roger Pawson, President & CEO*                      0            0 %
  Enray                                       2,000,000          8.7
  Ino Pro Marketing                           2,000,000          8.7
  Klein capital management                    2,000,000          8.7
  Sound Development LLC                      10,000,000         44.0
                                          -----------------  -----------
                                             16,000,000         70.1 %
Total held by Officers & Directors
  and held by shareholders with over
  5% of the issued and outstanding
  shares.                                    16,000,000         70 %
                                         -----------------  -------------
Total shares issued & outstanding            22,797,501         100.0%
                                         =================  =============

*Roger Pawson, CEO, has been issued 20,500,000 shares of Preferred A stock as of June 30, 2006.

Preferred A Shares

    As of June 30, 2006 there were 20,500,000 shares of Preferred A stock issued.


Preferred B Shares

    As of June 30, 2006 there were 90,162,216 shares of Preferred
    B stock issued and outstanding. Shares were issued for financing and acquisitions.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006

(5)  Income  Taxes

     As of June 30, 2006, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $0.

(6)  Off  Balance  Sheet  Risk

     The Company could be affected by the inability to establish a market for their shares of stock.

(7)  Loans Payable and Receivable


     Roger Pawson the CEO of the Company has made loans to the Company in the amount of $557,241.

     2,000,000 share of Preferred A stock was issued to Roger Pawson in lieu of repayment of his loans.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                June 30,  2006

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

OUR  BUSINESS

The Company  has  acquired  numerous  real  estate  properties  and is in escrow
for the acquisition of four other properties.       The Company will continue to
expand its current properties where feasible and will continue to acquire additional properties as well. In addition where necessary the Company will manage its properties.

The Company is dependent upon raising additional funds both for expansion plans and for its operations.

In addition the Company is negotiating for distribution of its TLCO software products.

On June 15, 2006, the Company issued a news release announcing a final agreement for the acquisition of California based Cobs Homes, a premier online homebuilder support services company. COBS annual revenues are currently in excess of $5M per year and through the Cal-Bay alliance COBS has plans for major growth and expansion. COBS has assisted with the building of over 6,000 homes since inception. www.cobshomes.com

THREE  MONTH  PERIODS  ENDED  June 30, 2006  AND  2005

Cal Bay generated $313,540 in revenues for the three months ended June 30, 2006 compared to $0 in revenues for the same period in 2005. Operating expenses for the three months ended June 30, 2006 were $1,788,558 compared to $607,924 for the same period in 2005. Total net income (loss) for the three months ended June 30, 2006 was $5,402,094 compared to a loss of $ (607,924).

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  June 30,  2006,  Cal-Bay  had  total  assets of $32,473,389.    Those
assets are comprised primarily of the real estate the company acquired, the acquisition of COBS homes and $225,000 of the assets are comprised of the proprietary software TLCO and cash in hand of $261,061.

Current liabilities  totaled  $7,757,465.00.

The company believes that in order to maintain its current real estate holdings and to close escrow on the properties currently in escrow, the Company must raise additional capital. The Company has no current plan in place to raise additional capital. The Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

PART II- OTHER INFORMATION

Item 1.     Legal Proceedings

Professional Traders Fund, LLC, Filed a lawsuit in New York, NY against the company in May 2006 for failing to file an SB2 registration statement for the registration of shares for the repayment of a $1,626,458.33 loan, primarily used to pay off the mortgage position on the Aspen Cove, Utah property. The company consequently filed a countersuit against Professional Traders Fund, LLC which is also filed in New York, NY. Cal-Bay retained the Los Angeles law firm Richardson & Patel, LLC to represent the company in this case.


The company received a straight loan from RH Holdings, Inc. of $300,000 in late 2005 for the use of escrow deposits on new acquisition property. The company based the repayment on the closing and distribution of funds from the West Palm Beach, Florida property. In June 2006 R.H.Holdings acquired a judgment against the company for the repayment of the loan. Since then the company has been conforming to the repayment schedule. As of September 8th, 2006 the company owes a balance of approximately $50,000 to closeout the judgment including fees and interest.

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


          In the quarter ended June 30,2006 the Company issued 12,762,693 shares of common stock for: acquisitions,a private offering of common stock, and an interest payment in lieu of cash for a note. At the end of the quarter there were a total of 22,797,501 common shares outstanding. 17,402,000 shares of Preferred B stock were issued for an acquisition and for cash. 2,000,000 shares of Preferred A stock was issued to an officer of the Company for repayment of loans made to the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

8-k April 11, 2006

  Reported on Form 8-k:

  Change of Accountants.

8-k April 12, 2006

  Reported on Form 8-k:

  Issuance of a Dividend to shareholder's of record

8-k April 25, 2006

  Reported on Form 8-k:

  Press Rlease announcing a Signed Letter of Intent to acquire 100% of COBS Homes.

8-k June 20, 2006

  Reported on Form 8-k:

  Acquisition of COBS Homes completed.

8-k August 28, 2006

  Reported on Form 8-k:

  Announcement as to the late filing of the Company's June 30, 2006 quarterly Financial Statement.



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

                              CAL-BAY  INTERNATIONAL,  INC.


Date:  September 8,  2006      By:  /s/Roger Pawson
                              ----------------------------
                              Roger Pawson
                              Chief  Executive  Officer



Date:  September 8,  2006      By:  /s/Roger Pawson
                              ---------------------------
                              Roger Pawson
                              Chief  Financial  Officer