Form 10QSB
period 2006-09-30
CAL-BAY INTERNATIONAL INC
filed 2006-12-21
CIK 1142526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB
(Mark  One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF  1934
             For  the  quarterly  period  ended  September  30,  2006

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2006 was: 41,235,548 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                   CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION                              PAGE NO.
                                                                --------
   Item 1.   Financial Statements                                         3-6

             Consolidated Balance Sheets as of
             September 30, 2006 and 2005                                    3

             Comparative Consolidated Statements of Operations
             for the Three Months Ended September 30, 2006 and 2005 and
             for the Nine Months Ended September 30, 2006 and 2005          4

             Comparative Consolidated Statements of Cash Flows
             for the Three Months Ended September 30, 2006 and 2005         5

             Notes to the Consolidated Financial
             Statements                                                  7-16

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        17-19

  Item 3.    Controls and Procedures                                       19


PART II.     OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                     19

  Item 6.    Exhibits and Reports on Form 8-K                              20
             (a) Exhibits
             (b) Reports on Form 8-K

  Signatures                                                               20

ITEM  1.  FINANCIAL  STATEMENTS

-----------------------------------------------------------------------------------
                               *PRELIM-DRAFT*
-----------------------------------------------------------------------------------
                          CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                              September 30, 2006

                                     ASSETS


                                                                 2006          2005
                                                           ------------  ------------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $   201,471   $   201,471
  Short Term  Receivable (Note 7)   . . . . . . . . . . .       50,000        50,000
  Escrowed Funds for Real Estate Purchase
    North Hollywood Property(Note 3)  . . . . . . . . . .      120,000       120,000
    Las Vegas Distribution Center(Note 3) . . . . . . . .      173,000       173,000
                                                           ------------  ------------

  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .      544,471       544,471

Office Furniture and Equipment, at cost,
  net of accumulated depreciation of
  $2,244 and $13,261 respectively (Notes 1h & 2). . . . .       70,614        70,614

Other Assets:

  Proprietary Technology (Note 1b)                             225,000       225,000

  Real Estate (Note 3)
    Aspen Cove Resort . . . . . . . . . . . . . . . . . .    2,600,000     2,600,000
    Valley Lane Property  . . . . . . . . . . . . . . . .      250,000       250,000
    West Palm Beach Land Parcel . . . . . . . . . . . . .    7,800,000     7,800,000
                                                            ------------  ------------

  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .   10,875,000    10,875,000
                                                           ------------  ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $11,490,085   $11,490,085
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $     4,756   $    4,756
  Income Taxes Payable (Notes 1j & 6) . . . . . . . . . .          800          800
  Loans from Shareholder (Notes 1f & 7) . . . . . . . . .      253,271      253,271
  Loans Payable (Note 7)  . . . . . . . . . . . . . . . .       86,500       86,500
  Aspen Cove 1st Trust Deed (Note 3). . . . . . . . . . .      800,000      800,000
  Valley Lane 1st Trust Deed  (Note 3). . . . . . . . . .      150,000      150,000
  West Palm Beach Land Parcel 1st Trust Deed (Note 3) . .      600,000      600,000

  Current Portion of Capital Lease Obligation (Note 8). .          -0-          -0-
                                                           ------------  ------------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .   1,895,327     1,895,327

Capital Lease Obligation, net of Current Portion (Note 8)          -0-           -0-
                                                           ------------  ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .   1,895,327     1,895,327
                                                           ------------  ------------

Commitments and Contingencies (Note 9) . . . . . . . . .        - - -         - - -

Stockholders' Equity:

  Common Stock, $.001 par value; 75,000,000 shares
    authorized; shares issued and outstanding
    51,946,173 and 32,669,031 (Notes 1b, 1k, 3 & 5) . . .       51,946        51,946
  Additional Paid in Capital - (Discount on Stock). . . .   12,937,407    12,937,407
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (3,263,595)   (3,263,595)
  Less Treasury Stock at Cost . . . . . . . . . . . . . .     (127,000)     (127,000)
                                                           ------------  ------------


    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .    9,598,758     9,598,758
                                                           ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $11,490,085   $11,490,085
                                                           ============  ============

See  notes  to  consolidated  financial  statements.


                                 PRELIM-DRAFT
                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the Three Months Ended September 30, 2006 & 2005 and
                For the Nine Months Ended September 30, 2006 & 2005


                            Three  Months  Ended          Nine  Months  Ended
                                 September  30               September  30
                        --------------------------  --------------------------
                            2006          2005          2006          2005
                        ------------  ------------  ------------  ------------
Revenues

  Rental Income (Note 3)$      1,100   $     1,100   $    1,100   $    1,100
  Operational Income .        28,406        28,406       28,406       28,406
  Commission Income  .           -0-       -0-           -0-             -0-
                        ------------  ------------  ------------  ------------

Total Revenues . . . .        31,706        31,706       31,706       31,706

Cost of Sales

  Purchases  . . . . .          -0-           -0-           -0-          -0-
  Real Estate Purchase      900,000       900,000     1,284,327    1,284,327
  Commission Expense .          -0-           -0-         6,900        6,900
                        ------------  ------------  ------------  ------------

Total Cost of Sales. .      900,000       900,000     1,291,227    1,291,227
                        ------------  ------------  ------------  ------------


Gross profit . . . . .     (868,294)    (868,294)    (1,259,521)  (1,259,521)


Operating expenses . .       45,536        45,536       610,196      610,196

                        ------------  ------------  ------------  ------------

Net (loss) . . . . . .  $ (913,830)  $   (913,830)  $ (1,869,717) $(1,869,717)
                        ============  ============  ============  ============


Net (loss)
  Per share:
    Basic & Diluted. .       (0.01)       (0.01)        (0.01)        (0.01)

Weighted average
  Shares outstanding:
    Basic & Diluted. .  51,946,173    51,946,173    51,946,173    51,946,173


See  notes  to  consolidated  financial  statements.


                                 PRELIM-DRAFT
                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
               For the Nine Months Ended September 30, 2006 & 2005

                                            Nine  Months  Ended
                                                 September  30
                                             --------------------
                                             2006        2005
                                           ---------   ---------
CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . .       $(913,830)  $(913,830)
                                            ---------  ---------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .           2,244       2,244
Common stock issued for services . .             -0-         -0-
Increase (decrease)
  To current assets &
  Current liabilities. . . . . . . .       7,465,296   7,465,296
                                           ---------   ---------

Total adjustments. . . . . . . . . .       7,463,052   7,463,052
                                           ---------   ---------
Net cash provided (used) by
  Operating activities . . . . . . .          31,706      31,706
                                           ---------   ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES:

Short Term Loans Made to Others                  -0-         -0-
Purchase of Real Estate                      900,000     900,000
Purchase of fixed asset. . . . . . .             -0-         -0-
                                           ---------   ---------
Net cash used by
  Investing activities . . . . . . .         900,000     900,000
                                           ---------   ---------
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Proceeds from Short Term Loans                12,500      12,500
Proceeds from Private Placement                   -0-        -0-
Purchase of Treasury Stock                        -0-        -0-
                                            ---------  ---------

Total Cash Provided (used) by                 12,500      12,500
   financing activities                     ---------  ---------


Net increase (decrease). . . . . . .         160,396     160,396
  In Cash

Cash & equivalents,
  Beginning of period. . . . . . . .          41,075      41,075
                                            ---------  ---------
Cash & equivalents,
  End of period. . . . . . . . . . .        $201,471    $201,471
                                            ---------  ---------
Cash Paid for taxes  . . . . . . . .             -0-         -0-
                                            =========  =========



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