Form 10QSB/A
period 2006-09-30
CAL-BAY INTERNATIONAL INC
filed 2007-01-03
CIK 1142526

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


                                      INDEX


PART I.      FINANCIAL INFORMATION                              PAGE NO.
                                                                --------
   Item 1.   Financial Statements                                         3-6

             Consolidated Balance Sheets as of
             September 30, 2006 and 2005                                    3

             Comparative Consolidated Statements of Operations
             for the Three Months Ended September 30, 2006 and 2005 and
             for the Nine Months Ended September 30, 2006 and 2005          4

             Comparative Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2006 and 2005          5

             Notes to the Consolidated Financial
             Statements                                                  6-16

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        17-19

  Item 3.    Controls and Procedures                                       19


PART II.     OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                     19

  Item 6.    Exhibits and Reports on Form 8-K                              20
             (a) Exhibits
             (b) Reports on Form 8-K

  Signatures                                                               20

ITEM  1.  FINANCIAL  STATEMENTS


                          CAL-BAY INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                              September 30, 2006

                                     ASSETS


                                                                 2006          2005
                                                           ------------  ------------
Current Assets:

  Cash (Note 1c). . . . . . . . . . . . . . . . . . . . .  $  (218,764)  $   201,471
  Cash-COBS     . . . . . . . . . . . . . . . . . . . . .      151,556             0

  Accounts Receivable . . . . . . . . . . . . . . . . . .      321,766             0
  Accounts Receivable (Stonewall Note-Note 3) . . . . . .   14,997,390     7,800,000
  Prepaid Expenses  . . . . . . . . . . . . . . . . . . .        4,250             0
  Loan to Aspen Cove Resort Property (Note 1f). . . . . .       94,385             0
  Short Term  Receivable (Note 7)   . . . . . . . . . . .            0        50,000
  Escrowed Funds for Real Estate Purchase (Note 3)
    North Hollywood Property. . . . . . . . . . . . . . .            0       120,000
    Las Vegas Distribution Center . . . . . . . . . . . .            0       173,000
    Carlsbad Properties . . . . . . . . . . . . . . . . .      225,000             0
    Carlsbad II . . . . . . . . . . . . . . . . . . . . .       45,000             0
    Omaha . . . . . . . . . . . . . . . . . . . . . . . .      100,000             0
  Escrowed Funds for Technology acquisition (Note 3b) . .      230,000             0
  Option Agreements (Note 1b) . . . . . . . . . . . . . .      389,988             0
  Property Acquisition Florida (Note 3) . . . . . . . . .      450,000             0
  Escrowed Funds . . . .  . . . . . . . . . . . . . . . .      136,000             0
                                                            ------------  ------------
  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .   19,426,571     8,344,471
                                                            ------------  ------------
Computer and Office Equipment (Note 2). . . . . . . . . .      255,864        70,614
Furniture and Fixtures (Note 2) . . . . . . . . . . . . .      172,273             0
Vehicles (Note 2) . . . . . . . . . . . . . . . . . . . .      101,000             0

Accumulated Depreciation  . . . . . . . . . . . . . . . .     (197,387)            0
                                                            ------------  ------------
TOTAL PROPERTY AND EQUIPMENT  . . . . . . . . . . . . . .      331,750        70,614
                                                            ------------  ------------
Other Assets:

  Proprietary Technology (Note 1b)  . . . . . . . . . . .      523,630       225,000
  Deposit  . .  . . . . . . . . . . . . . . . . . . . . .       10,000             0
  Web Site Development  . . . . . . . . . . . . . . . . .       33,000             0

  COBS (Acquisition) (Note 3) . . . . . . . . . . . . . .    6,700,000             0

  Real Estate (Note 3)
    Aspen Cove Resort . . . . . . . . . . . . . . . . . .    2,600,000     2,600,000
    Valley Lane Property  . . . . . . . . . . . . . . . .      250,000       250,000
    San Francisco, CA Property  . . . . . . . . . . . . .    2,650,000             0
    Seogerville, Texas Property . . . . . . . . . . . . .    1,500,000             0
    Chapel Downs, Texas   . . . . . . . . . . . . . . . .    1,200,000             0
                                                           ------------  ------------


  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .   15,466,873    10,875,000
                                                           ------------  ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $35,225,194   $11,490,085
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 1i) . . . . .  $   494,734   $    4,756
  Accrued Liabilities . . . . . . . . . . . . . . . . . .       24,979            0
  Sales Tax Payable . . . . . . . . . . . . . . . . . . .        3,624          800
  Deferred Revenue  . . . . . . . . . . . . . . . . . . .       35,000            0
  Loans from Shareholder (Notes 1f & 7) . . . . . . . . .      642,948      339,771
  Convertible Note  . . . . . . . . . . . . . . . . . . .      650,772            0
  Loans From COBS . . . . . . . . . . . . . . . . . . . .      233,485            0
  Valley Lane 1st Trust Deed  (Note 3). . . . . . . . . .      122,000      150,000
  West Palm Beach Land  (Note 3)  . . . . . . . . . . . .    1,452,000      600,000
  Seagerville   . . . . . . . . . . . . . . . . . . . . .      530,000            0
  San Francisco   . . . . . . . . . . . . . . . . . . . .    2,500,000            0
  Chapel Downs  . . . . . . . . . . . . . . . . . . . . .      465,000            0
  Other Loans   . . . . . . . . . . . . . . . . . . . . .    1,375,610            0
  Aspen Cove 1st Trust Deed . . . . . . . . . . . . . . .            0      800,000

  Current Portion of Capital Lease Obligation (Note 8). .        2,087            0
                                                           ------------  ------------

  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .    8,532,239    1,895,327

Stockholders' Equity:

  Common Stock, $.001 par value; 200,000,000 shares
    authorized; shares issued and outstanding
    41,235,548 and 51,946,173 (Notes 1b, 1k, 3 & 5) . . .       69,763       51,946
  Preferred A,  $.001 par value; 50,000,000 shares
    authorized; shares issued and outstanding
    17,000,000  (Notes 1b, 1k, 3 & 5) . . . . . . . . . .       20,500            -
  Preferred B,  $.001 par value; 500,000,000 shares
    authorized; shares issued and outstanding
    104,930,716  (Notes 1b, 1k, 3 & 5). . . . . . . . . .    1,115,187            -
  Additional Paid in Capital -  . . . . . . . . . . . . .   25,100,359   12,937,407
  Stock Options . . . . . . . . . . . . . . . . . . . . .    2,167,000
  Retained Deficit. . . . . . . . . . . . . . . . . . . .   (1,697,442)  (3,263,595)
  Less Treasury Stock at Cost . . . . . . . . . . . . . .      (82,412)    (127,000)
                                                           ------------  ------------


    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . .   26,692,955    9,598,758
                                                           ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . $ 35,225,194  $11,490,085
                                                           ============  ============

See  notes  to  consolidated  financial  statements.



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the Three Months Ended September 30, 2006 & 2005 and
                For the Nine Months Ended September 30, 2006 & 2005


                            Three  Months  Ended          Nine  Months  Ended
                                 September  30               September  30
                        --------------------------  --------------------------
                            2006          2005          2006          2005
                        ------------  ------------  ------------  ------------
Revenues

  Rental Income (Note 1e)$   12,625   $     1,100   $   22,851   $    1,100
  Sales COBS                864,424             0    1,172,913            0
  Operational Income              0        28,406            0       28,406
  Commission Income             -0-           -0-           -0-         -0-
                        ------------  ------------  ------------  ------------
Total Revenues              877,049        31,706    1,195,764       31,706

Cost of Sales

  Cost of Goods Sold-COBS   561,763             0       832,633            0
  Real Estate Purchase            0       900,000     1,284,327    1,284,327
  Commission Expense .            0           -0-       175,108        6,900
                        ------------  ------------  ------------  ------------
Gross profit . . . . .      315,286       868,294       188,023    1,291,227

Other Costs and Expenses
  General & Administrative  921,901        45,536     2,847,325      610,196
  Consulting Fees            41,804             0       267,175            0
  Professional Fees         171,316             0       385,789            0
  Payroll                    32,380             0        66,122            0
  Public Relations                0             0       180,409            0
  Real Estate Taxes          14,564             0        14,564            0
  Sales and Marketing        40,143             0        40,143            0
                        ------------  ------------  ------------  ------------
TOTAL OTHER COSTS AND
 EXPENSES                 1,222,108        45,536     3,801,527    1,259,521
                        ------------  ------------  ------------  ------------

Other Income (Expense)
  Interst Income                 32             0            32            0
  Interst Expense            (4,545)            0        (9,545)           0
  Note and Interest               0             0     7,197,390            0
  Other Income                    0             0      (878,910)           0
  Loss on Real Estate
   Escrow Deposits         (343,000)            0      (343,000)           0
                        ------------  ------------  ------------  ------------

TOTAL OTHER
INCOME(EXPENSE)            (347,513)            0     5,965,967            0
                        ------------  ------------  ------------  ------------

Net (loss)              $(1,254,335)  $  (913,830)  $(2,475,596) $(1,869,717)
                        ============  ============  ============  ============


Net (loss)
  Per share:
    Basic & Diluted          (0.03)       (0.01)        (0.06)        (0.01)

Weighted average
  Shares outstanding:
    Basic & Diluted     41,235,548    51,946,173    41,235,548    51,946,173


See  notes  to  consolidated  financial  statements.



                  CAL-BAY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
               For the Nine Months Ended September 30, 2006 & 2005

                                            Nine  Months  Ended
                                                 September  30
                                             --------------------
                                             2006        2005
                                           ---------   ---------
CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . .      $2,475,596  $ (913,830)
                                            ---------  ---------
Adjustments to reconcile net
  Income (loss) to net cash
  Provided by operating activities
Depreciation . . . . . . . . . . . .         193,352       2,244
Changes in Assets and Liabilities
  Accounts Receivable  . . . . . . .      (7,519,156)          0
  Prepaid Expenses . . . . . . . . .          (4,250)          0
  Other Assets . . . . . . . . . . .         (43,243)          0
  Accounts Payable . . . . . . . . .         426,620           0
  Accrued Liabilities  . . . . . . .          63,303           0

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES . . . . . . .      (4,407,478)   (911,586)
                                           ---------   ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES:

Acquisition Deposits . . . . . . . .      (3,654,994)
COBS Acquisition . . . . . . . . . .      (6,700,000)          0
Purchase of Real Estate                   (5,350,000)   (900,000)
Purchase of fixed asset. . . . . . .        (777,431)         -0-
                                           ---------   ---------
NET CASH USED BY
  INVESTING ACTIVITIES . . . . . . .     (16,482,425)   (900,000)
                                           ---------   ---------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
Proceeds from Capital Obligation-net           2,087           0
Repayment of Officer Loans                  (218,395)     25,000
Proceeds from Shareholder Loans              329,198     686,568
Proceeds from Notes Payable                5,754,867     626,000
Repayment of Notes Payable                  (828,000)
Proceeds from Additional Capitalization   15,888,661     621,914
Payment of Dividends                        (123,133)
Proceeds from Short Term Loans                     0      12,500
                                            ---------  ---------

NET CASH FLOWS PROVIDED BY(used) BY
   FINANCING ACTIVITIES                   20,805,285   1,971,982
                                            ---------  ---------


NET INCREASE (DECREASE) IN CASH . . .        (84,618)    160,396


Cash & equivalents,
  December 31, 2006,2005  . . . . . .         17,410      41,075
                                            ---------  ---------
Cash & equivalents,
  End of period. . . . . . . . . . .        $(67,208)   $201,471
                                            ---------  ---------
Cash Paid for taxes  . . . . . . . .             -0-         -0-
                                            =========  =========



See  notes  to  consolidated  financial  statements.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                September 30,  2006


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

      As of the Quarter ended September 30, 2006 the Company has purchased, entered into contracts or escrows for the following properties:

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

LAS VEGAS WAREHOUSE I, NV.                                     ESCROW

The purchase fell out of escrow in the third quarter 2006.The Company had $173,000.00 in escrow which was used for fees.

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

WAREHOUSE II, LAS VEGAS, NEVADA

The purchase fell out of escrow.The Company had $50,000.00 in escrow which was consumed by escrow fees.


NORTH HOLLYWOOD, REDEVELOPMENT PROPERTY.

The purchase fell out of escrow.The Company had $120,000.00 in escrow which was forfeited.


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

HIGH sPRINGS, fLORIDA. SINGLE FAMILY RESIDENCE                  OWNED

In the third quarter 2006, the Company acquired a single family home in High springs, Fla. for $450,000.00. The residence is on 5.5 acres with a lease pending.

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

                            CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                September 30,  2006

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


         In the quarter ended September 30,2006 the Company issued 18,438,047 shares of common stock for: acquisitions, a private offering of common stock, and an interest payment in lieu of cash for a note. At the end of the quarter there were a total of 41,235,548 common shares outstanding. 17,402,000 shares of Preferred B stock were issued for an acquisition and for cash.2,000,000 shares of Preferred A stock was issued to an officer of the Company in lieu of repayment of loans made to the Company.

         The President of the Company, Roger Pawson exercised a prepaid option agreement in the amount of $389,988. The option agreement is for common shares and is convertible in the year 2008.

     (c)  Cash  and  Cash  Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (d)  Principles  of  Consolidation  and  Basis  of  Accounting

          The  accompanying  consolidated  financial  statements  included   the
          accounts of Cal-Bay International, Inc. and of its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

                            CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                September 30,  2006

(1)  Summary  of  Significant  Accounting  Policies  (Continued)

     (e)  Revenue  Recognition

          The Company recognizes rental income when it is received. The Company recognizes income from the sale of property when it is received.

     (f)  Related  Party  Receivables  /  Payables

          In the year 2006, Roger Pawson the CEO of the Company, has made loans to the Company in the amount of $557,241.

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                September 30,  2006

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

     (k)  Transactions  in  Capital  Stock

          All securities issued by the Company and its subsidiaries have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the Over the Counter Bulletin Board under the symbol CBAY. The trading price at September 30, 2006, was $0.04.
          See also Notes 3 and 5.

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                September 30,  2006

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

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                September 30,  2006

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

     (n)  Basis  of  Presentation

          The Company's financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of its losses and its net deficit as of Sept.30, 2006. The Company's continued existence is dependent upon its ability to generate more profitable business activities from its customers. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern. The outcome of this uncertainty cannot be determined at this time.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                September 30,  2006

(2)  Office  Furniture  and  Equipment

   A  summary  of equipment is as follows as of September 30, 2006, and 2005:


                                  2006       2005
                                ---------  --------


Office Furniture &
  Computer Equipment . . . . . $ 428,137   $74,658
Vehicle                          101,000

Subtotal . . . . . . . . . . .   529,137    74,658
Less: Accumulated Depreciation  (197,387)   (2,244)
                                ---------  --------
  Net Furniture and Equipment.  $331,750   $72,414
                                =========  ========



(3)  Acquisition  of  Real Estate


The Status of the Company's current Real Estate Holdings:

As of the Quarter ended September 30, 2006 the Company has purchased, entered into contracts or escrows for the following properties:
--------------------------------------------------------------------

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

LAS VEGAS WAREHOUSE I, NV.                                     ESCROW

The purchase fell out of escrow in the third quarter 2006.The Company had $173,000.00 in escrow which was used for fees.


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

WAREHOUSE II, LAS VEGAS, NEVADA

The purchase fell out of escrow.The Company had $50,000.00 in escrow which was consumed by escrow fees.


NORTH HOLLYWOOD, REDEVELOPMENT PROPERTY.

The purchase fell out of escrow.The Company had $120,000.00 in escrow which was forfeited.


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

HIGH sPRINGS, fLORIDA. SINGLE FAMILY RESIDENCE                  OWNED

In the third quarter 2006, the Company acquired a single family home in High springs, Fla. for $450,000.00. The residence is on 5.5 acres with a lease pending.

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

The following is Managements assessment of the company's assets and current market value as of December 1st, 2006.

Property or Asset       Reported Value   Market Value

Aspen Cove Resort          $ 2.6 M          $ 5.0  M
Valley Lane LV             $ 0.25M          $  .35 M
Seogerville TX             $ 1.5 M          $ 1.5  M
Chapel Downs TX            $ 1.2 M          $ 1.3  M
Omaha NE  Escrow           $  .1 M          $  .1  M
Port Charlotte FL          $ 3.1 M          $ 3.5  M
Las Vegas 54SFR            $24.5 M          $25.5  M
Bonita CA Land             $ 7.5 M          $13.95 M
I-Beach CA                 $ 4.7 M          $ 4.7  M
High Springs FL SFR        $  .45M          $  .48 M
FL 1st TD Note             $14.99M          $14.99 M
TLCO Software              $  .52M          $ 1.0  M
MB3 Motor Sports           $ 2.5 M          $ 2.5  M
		     ---------------   ---------------
TOTALS			   $63.91M          $74.87 M


Management's property valuations are based upon actual appraisals and current market comparisons where applicable.


(3)  Acquisition  of  Real Estate

    (a)   Subsequent Events\Acquisition of real Estate

Subsequent Events
-----------------------------------------------------------------

PENDING CONTRACTS/ESCROWS:

As of September 30, 2006 the following properties are currently in negotiations:

MESQUITE, NEVADA.

A 300 plus Condominium Golf Course frontage development.

Lafayette, Louisiana.

A 400-1000 Single family home, Golf course environment development.

In addition the Company has acquired Mb3 Motorsports,LLC in the 4th Quarter 2006. Mb3 Motorsports is a NASCAR governed ARCA Race Team located in Mooresville, South Carolina, consisting of a fully equipped ARCA/Busch ready race team, with 6 vehicles, race workshop, and full crew. The acquisition inludes the #14 ARCA race license.

-----------------------------------------------------------------
-----------------------------------------------------------------

(3)  Acquisition other than Real Estate
     (b) During the quarter ended September 30, 2006 the Company invested an additional 273,630.00 in the acquisition of technology (consisting of software) towards its TLCO division for the development of Construction\Development & Property Management System Technology.

          In addition $230,000 was escrowed for the acquisition of additional technology for TLCO's technology development.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                September 30,  2006


(4)  Certain  Beneficial  Owners  and  Management

 The following table sets forth as of Sept. 30, 2006 the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 41,235,548 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.


                                                  September 30, 2006
                                         -------------------------------
Shareholder/Position/Title                 Shares Held       Ownership
---------------------------------------  -----------------  -------------
  Roger Pawson, President & CEO*                      0            0 %
  Enray                                       2,000,000          4.9
  Ino Pro Marketing                           2,000,000          4.9
  Klein capital management                    2,000,000          4.9
  Sound Development LLC                      10,000,000         24.0
                                          -----------------  -----------
                                             16,000,000         38.7 %
Total held by Officers & Directors
  and held by shareholders with over
  5% of the issued and outstanding
  shares.                                    16,000,000         38.7 %
                                         -----------------  -------------
Total shares issued & outstanding            41,235,548         100.0%
                                         =================  =============

*Roger Pawson, CEO, has been issued 17,000,000 shares of Preferred A stock as of September 30, 2006.

Preferred A Shares

    As of Sept. 30, 2006 there were 17,000,000 shares of Preferred A stock issued.


Preferred B Shares

    As of Sept. 30, 2006 there were 104,930,716 shares of   Preferred
    B stock issued and outstanding. Shares were issued for financing and acquisitions.

                           CAL-BAY  INTERNATIONAL,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                September 30,  2006

(5)  Income  Taxes

     As of Sept. 30, 2006, the Company had provided taxes on consolidated income for Federal and State income taxes, estimated at $0.

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

(9) Commitments  and  Contingencies

     The Company leased an office facility in Carlsbad, California at the   rate
     of $1,500 a month through the end of the quarter ending December 31, 2006. In the fourth quarter subsequently the Company has moved into larger office space at 2111 Palomar Airport Road, Suite 100, Carlsbad, CA 92009.


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

On June 15, 2006, the Company issued a news release announcing a final agreement for the acquisition of California based Cobs Homes, a premier online homebuilder support services company. COBS annual revenues are currently in excess of $5M per year and through the Cal-Bay alliance COBS has plans for major growth and expansion. COBS has assisted with the building of over 6,000 homes since inception. www.cobshomes.com

THREE  MONTH  PERIODS  ENDED  September 30, 2006  AND  2005

Cal Bay generated $877,049 in revenues for the three months ended Sept 30, 2006 compared to $0 in revenues for the same period in 2005. Operating expenses for the three months ended Sept., 2006 were $1,22,108 compared to
$45,536 for the same period in 2005.     Total net income (loss) for the three
months ended September 30, 2006 was ($1,254,335) compared to a loss of ($ 913,830).

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2006, Cal-Bay  had  total  assets of $35,225,194.    Those
assets are  comprised  primarily  of  the  real  estate  the  company acquired,
the acquisition of COBS homes.    $523,630 of the assets are comprised  of the
proprietary software TLCO. $14,997,390 is comprised of the Stonewall Note.


Current liabilities  totaled  $8,532,239.00.

The company believes that in order to maintain its current real estate holdings and to close escrow on the properties currently in escrow, the Company must raise additional capital. The Company has no current plan in place to raise additional capital. The Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

PART II- OTHER INFORMATION

Item 1.     Legal Proceedings

Professional Traders Fund, LLC, Filed a lawsuit in New York, NY against the company in May 2006 for failing to file an SB2 registration statement for the registration of shares for the repayment of a $1,626,458.33 loan, primarily used to pay off the mortgage position on the Aspen Cove, Utah property. The company consequently filed a countersuit against Professional Traders Fund, LLC which is also filed in New York, NY. Cal-Bay retained the Los Angeles law firm Richardson & Patel, LLC to represent the company in this case. As of September30,2006 there wre no changes regarding this litigation.

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

         In the quarter ended September 30,2006 the Company issued 18,438,047 shares of common stock for: acquisitions, a private offering of common stock, and an interest payment in lieu of cash for a note. At the end of the quarter there were a total of 41,235,548 common shares outstanding. 17,402,000 shares of Preferred B stock were issued for an acquisition and for cash.2,000,000 shares of Preferred A stock was issued to an officer of the Company in lieu of repayment of loans made to the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K TO DECEMBER 26, 2006.

REPORTS  ON  FORM  8-K:

8-k August 28, 2006

  Reported on Form 8-k:

  Item 8.01 OTHER EVENTS - Press Release.

8-k October 3, 2006

  Reported on Form 8-k:

  Item 8.01 OTHER EVENTS - Press Release.

8-k December 11, 2006

  Reported on Form 8-k:

  Item 8.01 OTHER EVENTS - Press Release.

8-k December 18, 2006

  Reported on Form 8-k:

  Item 8.01 OTHER EVENTS - Press Release.

8-k December 22, 2006

  Reported on Form 8-k:

  Item 4.02 NON-RELIANCE ON PREVIOUSLY ISSUED STATEMENTS.

8-k December 26, 2006

  Reported on Form 8-k:

  Item 2.01 COMPLETION OF ACQUISITION



EXHIBITS:

NUMBER  TITLE                                                 LOCATION

  31.1  Certification of Chief Executive Officer pursuant to  Attached
        Section 302 of the Sarbanes-Oxley Act of 2002

  31.2  Certification of Chief Financial Officer pursuant to  Attached
        Section 302 of the Sarbanes-Oxley Act of 2002

  32.1  Certification of Chief Executive Officer pursuant to  Attached
        Section 906 of the Sarbanes-Oxley Act of 2002

  32.2  Certification of Chief Financial Officer pursuant to  Attached
        Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized at the offices of Cal Bay International in Carlsbad, Ca.

                              CAL-BAY  INTERNATIONAL,  INC.


Date:  December  26,  2006      By:  /s/Roger Pawson
                              ----------------------------
                              Roger Pawson
                              Chief  Executive  Officer



Date:  December  26,  2006      By:  /s/Roger Pawson
                              ---------------------------
                              Roger Pawson
                              Chief  Financial  Officer